Form 10-Q
period 1995-06-30
FIRST MICHIGAN BANK CORP
filed 1995-08-11
CIK 36522

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                     _____________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995
                               OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                 Commission file number  0-7638

                 FIRST MICHIGAN BANK CORPORATION
     (Exact name of registrant as specified in its charter)

          MICHIGAN                               38-2024376
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

          One Financial Plaza, Holland, Michigan 49423
      (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (616) 396-9200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X    No


The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 18,166,420 shares of the Company's Common Stock ($1 par value) were outstanding as of June 30, 1995.

                                             Page 1 of a Total of 15 Pages
                                             The Exhibit Index Appears
                                             on Page 14

                             INDEX



                                                       Page
                                                       Number

Part I.   Financial Information (unaudited):

     Item 1.
     Financial Statements                                 3
     Notes to Consolidated Financial Statements           6

     Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations        7


Part II.  Other Information                              12


Signatures                                               13

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
CONSOLIDATED BALANCE SHEETS

                                           June 30,   December 31,   June 30,
                                             1995        1994          1994
                                                (dollars in thousands)
Assets
Cash and due from banks. . . . . . . .   $   114,362  $   122,872  $  103,759
Federal funds sold . . . . . . . . . .        29,650        1,150      20,700
     Total cash and cash equivalents .       144,012      124,022     124,459
Interest bearing deposits with banks .         3,822        3,912       4,241
Securities:
  Available-for-sale . . . . . . . . .       168,022      134,746     144,345
  Held-to-maturity (market values $534,107;
   $569,453 and $547,979 respectively)       523,181      579,287     545,455
Loans. . . . . . . . . . . . . . . . .     2,036,253    1,891,480   1,760,977
Allowance for loan losses. . . . . . .       (25,203)     (23,758)    (22,627)
Premises and equipment . . . . . . . .        66,465       64,567      61,282
Other assets . . . . . . . . . . . . .        49,533       53,005      49,086
     Total assets. . . . . . . . . . .    $2,966,085   $2,827,261  $2,667,218

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing . . . . . . . .   $   313,272   $  301,884   $ 266,600
  Interest bearing:
    Savings and NOW accounts . . . . .       851,332      872,360     891,656
    Time . . . . . . . . . . . . . . .     1,410,912    1,230,425   1,146,593
     Total deposits. . . . . . . . . .     2,575,516    2,404,669   2,304,849
Short-term borrowings. . . . . . . . .       126,511      172,779     121,564
Other liabilities. . . . . . . . . . .        25,126       24,531      20,921
Long-term debt . . . . . . . . . . . .         6,609        7,412       8,637
     Total liabilities . . . . . . . .     2,733,762    2,609,391   2,455,971

Shareholders' equity:
Preferred stock - no par value; 1,000,000 shares
  authorized . . . . . . . . . . . . .           --           --           --
Common stock - $1 par value; 24,000,000 shares
  authorized; issued and outstanding:
  18,166,420 at June 30, 1995;
  17,253,664 at December 31, 1994;
  17,353,143 at June 30, 1994. . . . .       18,166        17,254      17,353
Surplus. . . . . . . . . . . . . . . .      142,560       121,603     123,881
Retained earnings. . . . . . . . . . .       70,875        81,898      71,046
Securities valuation, net of tax . . .          722        (2,885)     (1,033)
     Total shareholders' equity. . . .      232,323       217,870     211,247
     Total liabilities and shareholders'
      equity . . . . . . . . . . . . .   $2,966,085    $2,827,261  $2,667,218

CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                            1995   1994          1995  1994
                                        (in thousands, except per share data)
Interest Income
  Interest and fees on loans . . . . .  $48,544   $36,600    $93,671   $69,681
  Interest on securities: Taxable. . .    7,295     6,676     14,567    13,395
                           Tax-exempt.    3,482     3,592      7,019     7,169
  Other interest income. . . . . . . .      342       102        659       204
     Total interest income . . . . . .   59,663    46,970    115,916    90,449

Interest Expense
  Interest on deposits . . . . . . . .   27,244    17,524     52,046    33,942
  Interest on short-term borrowings. .    1,541     1,040      3,051     1,846
  Interest on long-term debt . . . . .      163       201        333       407
     Total interest expense. . . . . .   28,948    18,765     55,430    36,195

Net Interest Income. . . . . . . . . .   30,715    28,205     60,486    54,254
  Provision for loan losses. . . . . .    1,880     1,529      3,628     3,092
     Net interest income after
      provision for loan loss  . . . .   28,835    26,676     56,858    51,162

Non-Interest Income
  Service charges on deposits. . . . .    3,220     2,961      6,169     5,644
  Trust income . . . . . . . . . . . .    1,306     1,293      2,549     2,595
  Other operating income . . . . . . .    2,730     2,446      5,515     5,926
  Securities gains (losses). . . . . .       16      (145)        18      (134)
     Total non-interest income . . . .    7,272     6,555     14,251    14,031

Non-Interest Expense
  Salaries and employee benefits . . .   13,093    11,948     26,048    23,828
  Occupancy. . . . . . . . . . . . . .    1,592     1,441      3,190     2,984
  Equipment. . . . . . . . . . . . . .    1,427     1,397      2,830     2,773
  FDIC Insurance . . . . . . . . . . .    1,348     1,225      2,696     2,450
  Other operating. . . . . . . . . . .    7,126     6,689     14,140    13,176
     Total non-interest expense. . . .   24,586    22,700     48,904    45,211

Income Before Income Taxes . . . . . .   11,521    10,531     22,205    19,982
  Income taxes . . . . . . . . . . . .    2,916     2,579      5,496     4,595

Net Income . . . . . . . . . . . . . .  $ 8,605   $ 7,952   $ 16,709  $ 15,387
  Net income per share . . . . . . . .     $.47      $.43       $.91      $.83
  Cash dividends declared per share. .      .19       .16        .37       .31
  Average shares outstanding
   (in thousands). . . . . . . . . . .   18,407    18,460     18,384    18,458



CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
                                                      Six Months Ended June 30,
                                                         1995          1994


Cash Flows From Operating Activities
Net income . . . . . . . . . . . . . . . . . . . .    $  16,709      $  15,387
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . .        3,628          3,092
    Origination of loans for sale in secondary
     market. . . . . . . . . . . . . . . . . . . .      (57,344)       (80,342)
    Proceeds from sale of loans. . . . . . . . . .       57,757         80,997
    Gain on sale of loans. . . . . . . . . . . . .         (413)          (655)
    Realized securities (gains) losses . . . . . .          (18)            134
    Provision for depreciation, amortization
     and accretion . . . . . . . . . . . . . . . .        3,400          4,369
    Deferred income taxes. . . . . . . . . . . . .          (24)            33
   (Increase) decrease in interest receivable. . .          244         (1,545)
    Increase (decrease) in interest payable. . . .        1,978            (43)
    Other - net. . . . . . . . . . . . . . . . . .         (410)        (1,137)
      Total adjustments. . . . . . . . . . . . . .        8,798          4,903
      Net cash provided by operating activities. .       25,507         20,290

Cash Flows From Investing Activities
Net (increase) decrease in interest bearing
 deposits with banks . . . . . . . . . . . . . . .           90         (1,557)
Purchase of securities available-for-sale. . . . .      (37,159)       (33,203)
Proceeds from sales of securities
 available-for-sale. . . . . . . . . . . . . . . .        2,057          3,255
Proceeds from maturities and prepayments of
 securities available-for-sale . . . . . . . . . .        7,220          3,753
Purchase of securities held-to-maturity. . . . . .       (1,421)       (42,446)
Proceeds from maturities and prepayments of
 securities held-to-maturity . . . . . . . . . . .       57,537         92,083
Net increase in loans. . . . . . . . . . . . . . .     (146,350)      (144,747)
Purchase of premises and equipment and other
 assets. . . . . . . . . . . . . . . . . . . . . .       (5,694)        (5,997)
     Net cash used in investing activities . . . .     (123,720)      (128,859)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing
 demand and savings deposits and NOW accounts. . .       (9,640)         3,420
Net increase in time deposits. . . . . . . . . . .      180,487        129,096
Net increase (decrease) in short-term borrowings .      (46,268)         6,701
Repayment of long-term debt. . . . . . . . . . . .         (803)          (708)
Cash dividends and fractional shares . . . . . . .       (6,479)        (5,107)
Proceeds from sales of stock . . . . . . . . . . .        2,131          1,873
Common stock repurchased . . . . . . . . . . . . .       (1,225)        (1,729)
     Net cash provided by financing activities . .      118,203        133,546
Increase in Cash and Cash Equivalents. . . . . . .       19,990         24,977
Cash and Cash Equivalents, at Beginning of Period.      124,022         99,482
Cash and Cash Equivalents, at End of Period. . . .    $ 144,012      $ 124,459

Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements contained herein include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1995, June 30, 1994 and December 31, 1994 and consolidated results of operations for the three and six months ended June 30, 1995 and 1994 and consolidated cash flows for the six months ended June 30, 1995 and 1994.

2. On March 10, 1995, First Michigan Bank Corporation (First Michigan) acquired Superior Financial Corporation (Superior), a one bank holding company located in Sault Ste. Marie, Michigan. The acquisition was effected through the exchange of 22.931 shares of First Michigan common stock (616,699 shares in total) for each outstanding share of Superior. The acquisition was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated statements have been restated to include the balances and results of operation of Superior prior to the acquisition.

3. On January 1, 1995, First Michigan adopted the accounting provisions for impaired loans promulgated by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures"). Under this new accounting standard, a loan is considered to be impaired when it is probable that a subsidiary bank will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Under this definition, loans that have been placed on non-accrual status or which have been involved in a troubled debt restructuring (TDR; also termed "renegotiated") are considered impaired. Prior to 1995, all of those loans which would meet this newly-promulgated definition of impairment were included in the non-accrual and renegotiated classifications within the nonperforming loan totals disclosed in management's discussion and analysis in First Michigan's annual report. In accordance with the new standard, this accounting change and the disclosures associated therewith have been adopted prospectively.

    A portion of the total allowance for loan losses is related to impaired loans as defined under this new accounting standard. The allowance for loan losses for an impaired loan is recorded at the amount by which the outstanding recorded principal balance exceeds the fair market value of the collateral on the impaired loan. For a loan that is not collateral-dependent, the allowance for loan losses is recorded at the amount by which the outstanding recorded principal balance exceeds the current best estimate of the future cash flows on the loan, discounted at the loan's effective interest rate. Prior to 1995, the portion of the total allowance for loan losses related to loans which would meet this new definition of impairment was also based, in most cases, on the fair market value of the collateral on that loan. As such, the implementation of this new accounting standard has had virtually no impact on the operations of First Michigan.

    For impaired loans that are on non-accrual status, cash payments received on impaired loans are generally applied to reduce the outstanding recorded principal balance of the impaired loans. However, at the discretion of the subsidiary bank, all or a portion of a cash payment received on a non-accrual loan may be recognized as interest income to the extent allowed by the loan contract, provided that the borrower's financial condition or the underlying collateral on the loan support the collection in full of the remaining outstanding recorded principal balance of the loan. For an impaired loan that has been involved in a formal troubled debt restructuring, interest income is recognized on an accrual basis according to the modified contractual terms so long as the restructured loan continues to perform in accordance with the modified contractual terms.

4. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

5. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended December 31, 1994.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations - Interim Financial Statements

The following is a discussion of First Michigan Bank Corporation's ("Company's") results of operations for the three months and six months ended June 30, 1995 and 1994 and information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Net income of $8,605,000 for the three months ended June 30, 1995 increased 8.2% from the $7,952,000 earned during the three months ended June 30, 1994. Earnings per share for the second quarter 1995 were $.47 versus $.43 for the same period in 1994 and $.91 versus $.83 for the six month periods ending June 30, 1995 and 1994 respectively. The increase in earnings is primarily attributable to the continued growth in average earning assets and improvements in non-interest income. Offsetting this, in part, were increases in the provision for loan losses and non-interest expense. These changes are addressed in the analyses that follow.



Net Interest Income            Second Quarter                 Year-to-Date
(in thousands)                 1995       1994              1995        1994

Interest Income             $ 59,663    $ 46,970           $115,916   $ 90,449
Interest Expense              28,948      18,765             55,430     36,195
Net Interest Income         $ 30,715    $ 28,205           $ 60,486   $ 54,254


The Company's second quarter 1995 net interest income of $30,715,000 increased by $2,510,000 (8.9%) when compared with the same period of 1994. As shown in the following table, in the second quarter of 1995 the rate on interest earning assets increased 101 basis points from 8.00 to 9.01 while the rate for interest bearing liabilities increased 135 basis points from 4.87 to
3.52. These changes resulted in a decrease of 34 basis points in the interest spread. Primarily because of the decrease in spread, the net interest margin decreased by 17 basis points when comparing the two periods. The effect of the decrease in spread on the net interest margin was mitigated by the 11.8% increase in average earning assets versus the second quarter of 1994. The following table shows a comparison of average volumes, effective yields earned, and rates paid during the comparable periods.

                             TABLE 1
           INTEREST EARNING ASSETS AND INTEREST BEARING
                 LIABILITIES BY MAJOR CATEGORIES
                      June 30, 1995 and 1994


                                ------------Second Quarter Averages------------
                                                                 Yield Earned/
                                        Volumes                    Rate Paid
                                    1995          1994           1995     1994
                                     (in thousands)
Interest Earning Assets
 Loans                             $2,010,625     $1,727,565     9.72%    8.52%
 Securities:  Taxable                 485,308        481,107     5.98     5.53
          Tax-exempt                  217,641        228,505     9.49     9.46
 Short-term investments                22,231          9,977     6.17     4.10
  Total interest earning assets     2,735,805      2,447,154     9.01     8.00

Interest Bearing Liabilities
 Savings deposits                     848,768        891,091     3.20     2.56
 Time deposits                      1,395,441      1,102,008     5.88     4.30
 Short-term borrowings                134,896        138,782     4.58     3.01
 Long-term debt                         6,780          8,651     9.59     9.28
  Total interest bearing
    liabilities                     2,385,885      2,140,532     4.87     3.52

Interest spread                    $  349,920     $  306,622     4.14%    4.48%
Net interest margin                                              4.76%    4.93%


                                 ------------Year-to-Date Averages------------

                                                                 Yield Earned/
                                         Volumes                   Rate Paid
                                    1995          1994           1995     1994
                                     (in thousands)
Interest Earning Assets
Loans                              $1,965,576     $1,684,242     9.63%    8.36%
Securities:  Taxable                  485,612        484,059     5.98     5.52
         Tax-exempt                   222,179        228,366     9.39     9.44
Short-term investments                 22,355         11,013     5.94     3.74
  Total interest earning assets     2,695,722      2,407,680     8.92     7.87

Interest Bearing Liabilities
Savings deposits                      855,099        896,091     3.23     2.52
Time deposits                       1,356,636      1,072,613     5.70     4.28
Short-term borrowings                 135,245        130,602     4.54     2.85
Long-term debt                          6,927          8,864     9.60     9.17
  Total interest bearing
    liabilities                     2,353,907      2,108,170     4.75     3.46

Interest spread                   $   341,815    $   299,510     4.17%    4.41%
Net interest margin                                              4.77%    4.84%


Average yields in the above table have been adjusted to a tax-equivalent basis, and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.

Interest Earning Assets/ Interest Income
Interest income for the second quarter of 1995 increased $12,692,000 (27.0%) from the second quarter of 1994. This is due both to the increase in average volume of earning assets during the second quarter 1995 versus 1994 and to the increase in average yield on the earning assets as indicated in the previous table. Virtually all of the increase in average earning assets, 98% of the $288,042,000 total, is due to the growth in the loan portfolios. Quarterly average loan volume increased 16.4% from that of the second quarter 1994. Mortgage, commercial and installment loans all showed strong increases versus the prior year. The increase in installment loan volume was the largest of these due to special marketing campaigns, continuing economic strength in the Company's markets and consumer confidence. Considerable strength was also seen in commercial loan volume due, primarily, to the continued economic health of the Company's marketplace. The increased average loan yield results from the overall sensitivity of the Company's portfolios to the multiple increases in Prime Rate since the first quarter 1994.

With the increasing loan demand there has been a small decrease in the average volume of securities. A change in the mix of taxable securities, as maturing investments have been replaced by higher yielding ones, resulted in a 46 basis point increase in taxable securities yield. The 5 basis point decline seen in the yield of the tax-exempt portion of the securities portfolio is attributable to the early retirement of certain high-yielding municipal issues during 1994.

Interest Bearing Liabilities/Interest Expense
The volume of interest bearing liabilities increased by $245,353,000 when compared to the second quarter 1994. All of this 11.5% increase occurred in the time deposit category as seen in the table on the previous page.
This is due to growth in large certificates of deposit and those with maturities of 24 months and longer. The volume growth in these deposits is due to consumer preference for locking in higher rates, special marketing campaigns of limited duration that have included rate incentives alone or rate and service incentives combined, as well as utilization of large
CDs to fund loan growth. The rate paid on all deposit categories and short-term borrowings increased with the competitive pressures in the marketplace. The average rate on long- term debt reflects an increase as certain lower rate obligations have been paid as scheduled since the second quarter 1994. The overall rate on quarterly average interest bearing liabilities increased 135 basis points to 4.87% in this quarter from the second quarter 1994 average rate of 3.52%.

Liquidity/Source of Funds
Liquidity is monitored in order to meet the needs of customers, such as depositors withdrawing funds or borrowers requesting funds to meet their credit needs. The Company's current internal and external sources of funds are adequate to meet its liquidity needs.

Deposit gathering is a principal source of funds for the Company. Development of consumer deposits is achieved by paying competitive rates and by maintaining an active marketing program. Larger certificates of deposit, issued to public authorities and the private sector, also provide an important source of funds for the Company. These certificates of deposit are purchased primarily from within the Company's market areas and are considered a reliable source of funds.

Another principal source of funds derives from the routine payments on loans and the maturities of loans and securities. The Company's securities portfolio is invested almost exclusively in investment grade issues, and, as discussed in the next section, the Company continues to have a high-quality loan portfolio. As a result, payments and maturities on these assets are also a reliable source of funds.

Externally, the Company has the ability to enter the federal funds market as a purchaser to meet daily liquidity needs. In addition, the Company has the ability to enter into funding arrangements with other financial institutions.


Provision for Loan Losses           Second Quarter               Year-to-Date
 (in thousands)                   1995            1994         1995       1994
    Total                       $1,880          $1,529       $3,628     $3,092

The provision for loan losses increased $351,000 for the second quarter of 1995 versus the 1994 period. The provision for the second quarter 1995 is consistent with management's evaluation of the loan portfolio and its recent growth, while giving due consideration to the consistently low nonperforming asset ratios. The reserve for loan losses as a percent of loans at June 30, 1995 is 1.24%, down 2 basis points from the 1.26% ratio at December 31, 1994.

In assessing the adequacy of the loan loss allowance, management considers many factors, including changes in the type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions and other factors that might be pertinent. The amount actually provided in any period may be more or less than actual net loan charge-offs for that period.

Net charge-offs in the second quarter 1995 increased by $666,000 compared to the second quarter 1994. Net charge-offs as a percent of average loans outstanding during the quarter were .20% for the second quarter of 1995 and
 .08% in 1994. Despite this increase this ratio is within the range of management's expectations and continues to reflect prudent lending practices. Nonperforming assets, consisting of non-accrual and renegotiated loans and other real estate owned, in total were .34% and .52% of total loans outstanding at June 30, 1995 and June 30, 1994 respectively. The Company continues to compare favorably with the banking industry nationwide in these credit quality ratios.


Non-interest Income               Second Quarter               Year-to-Date
(in thousands)                 1995           1994           1995         1994
    Total                    $7,272         $6,555        $14,251      $14,031

Non-interest income, which includes service charges on deposit accounts, loan fees, trust income, other operating income and securities transactions, increased $717,000 (10.9%) during the three months ended June 30, 1995 compared to the same period in 1994. The increase is due primarily to improvements in brokerage and advisory fees as well as loan fees from increased mortgage origination and refinancing activity versus the second quarter 1994. Included in the above total are increases in service charges on deposits amounting to $258,000, resulting from increased fees initiated during 1994 as well as volume increases.


Non-interest Expense           Second Quarter                 Year-to-Date
 (in thousands)               1995        1994              1995         1994
    Total                   $24,586      $22,700          $48,904      $45,211


Non-interest expense increased $1,886,000 (8.3%) when comparing the second quarter of 1995 with 1994. Of the non-interest expense increase, 5.0 percentage points are due to increases in salary and benefits costs and
 .8 percentage points are due to occupancy and equipment. Increases in other costs resulted in 2.5 percentage points of the overall increase.

The salary and benefits costs as a category increased by 9.6% due to annual merit increases and staffing of new branches. Additional branches and upgrading of equipment and facilities caused the increase in the occupancy and equipment categories as well. Management continues to monitor increases in non-interest expense examining opportunities to enhance operating efficiencies through functional consolidations.


Income Taxes                      Second Quarter            Year-to-Date
(in thousands)                  1995          1994       1995         1994
    Total                      $2,916        $2,579     $5,496       $4,595


Fluctuations in income taxes result primarily from changes in the level of profitability and variations in the amount of tax-exempt income. The increase in pre-tax income and certain non-deductible expenses account for the increased income tax expense of $337,000 between the second quarter 1995 and 1994. There was virtually no change in the level of tax-exempt income in the second quarter 1995 versus 1994.

Capital
Following are statements of changes in shareholders' equity for the three and six month periods ending June 30, 1995 (amounts in thousands):


                                                 Second Quarter     Year-to-Date

   Shareholders' equity at beginning of period      $225,167          $217,870
   Net income                                          8,605            16,709
   Shares issued upon exercise of employee
      stock option plans                                  44               360
   Shares issued under dividend reinvestment,
     employee stock purchase and director stock
     purchase plans                                      900             1,772
   Dividends to shareholders                          (3,486)           (6,770)
   Change in securities valuation, net of tax          1,702             3,607
   Common stock repurchased                             (609)           (1,225)
   Shareholders' equity at June 30, 1995            $232,323          $232,323


Shareholder's equity is the Company's principal capital base and it is important that it increase along with the growth in total assets in order for adequate capital ratios to be maintained. The ratio of equity to total assets at June 30, 1995 was 7.8% as compared to the December 31, 1994 ratio of 7.7%.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at June 30, 1995 is 10.5%, and total risk-based capital ratio is 11.9%. At December 31, 1994 these ratios were 10.5% and 11.9% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

These same capital ratios are applied at the subsidiary bank level by the Federal Deposit Insurance Corporation under which a well-capitalized bank is defined as one with at least a 10% risk-based capital level. All Company subsidiary banks met this definition at December 31, 1994 and June 30, 1995.

The capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at June 30, 1995 is 7.6%. The minimum standard leverage ratio is 3%, and virtually all financial institutions subject to these requirements are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

In addition to shareholders' equity, the Company had long-term debt of $6,609,000 at June 30, 1995 and $7,412,000 at December 31, 1994.

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The registrant's annual meeting of shareholders was held on April 13, 1995. The shareholders voted on the election of directors and on a proposal to establish the Company's Deferred Compensation, Deferred Stock and Current Stock Purchase Plan for Non-Employee Directors.

Following are the directors elected for terms as indicated and the results of ballots cast for each.


                                      Shares voted         Shares voted
                        Term              "For"         "Withhold Authority"
Robert J. Kapenga      1 year           13,447,854            112,903
Doyle A. Hayes         2 years          13,428,382            132,375
Stephen A. Stream      3 years          13,448,791            111,966
John W. Spoelhof       3 years          13,448,241            112,516
Meriam B. Leeke        3 years          13,267,670            293,087
James H. Bloem         3 years          13,448,013            112,744

The following directors continue in office:  Roger A. Andersen, David M.
Cassard, Merle J. Prins, Donald W. Maine, Jack H. Miller and David M. Ondersma.

Following are the results of shares voted on the proposal to establish the Company's Deferred Compensation, Deferred Stock and Current Stock Purchase
Plan for Non-Employee Directors.

Shares voted for               12,503,562
Shares voted against              584,025
Shares abstaining                 473,170


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
   See exhibit index on page 14

(b)  Reports on Form 8-K:

   There were no reports on Form 8-K
   filed during the second quarter 1995.












                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FIRST MICHIGAN BANK CORPORATION


                  /s/ Larry Fredricks
                  Larry D. Fredricks
                  (Executive Vice President and Chief Financial Officer)



                   /s/ William F. Anderson
                   William F. Anderson
                   (Vice President and Controller)




DATE:  August 3, 1995









                          EXHIBIT INDEX



The following exhibits are filed herewith.


  Exhibits                                                            Page


   (11)  Computation of Earnings Per Share                             15




                                                           Part I, Exhibit (11)


                COMPUTATION OF EARNINGS PER SHARE
                 FIRST MICHIGAN BANK CORPORATION



                                      Three Months             Six Months
                                     ended June 30,           ended June 30,
                                  1995        1994            1995       1994
                                       (in thousands, except per share amounts)

Average shares outstanding         18,169.3   18,245.4    18,158.5   18,227.5

Net effect of the assumed
  exercise of stock options
  (based on the treasury
  stock method using higher
  of either ending or average)        238.0      214.9       225.8      230.8

     Total shares                  18,407.3   18,460.3    18,384.3   18,458.3

  Net income                         $8,605     $7,952     $16,709    $15,387

  Per share amount                     $.47       $.43        $.91       $.83
