Form 10-Q/A
period 1995-06-30
FIRST MICHIGAN BANK CORP
filed 1995-08-15
CIK 36522

Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the first thirteen week accounting                         Commission File
period ended June 30, 1995                                      Number 0-7638

                      FIRST MICHIGAN BANK CORPORATION
       (Exact name of registrant as specified in its charter)

             MICHIGAN                                          38-2024376
 (State of other jurisdiction of                            (I.R.S. Employer
  incorporation of organization)                             Identification No.)

  One Financial Plaza, Holland, Michigan                          49423
 (Address of principal exeutive offices)                        (Zip Code)

      Registrant's telephone number, including area code: (616) 396-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes [X]   No  [ ]

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 18,166,420 shares of the Company's Common Stock ($1 par value) were outstanding as of June 30, 1995.