Form 10-Q
period 1995-09-30
FIRST MICHIGAN BANK CORP
filed 1995-11-14
CIK 36522

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                     _____________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995
                               OR
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   [X]    No   []

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 18,187,411 shares of the Company's Common Stock ($1 par value) were outstanding as of September 30, 1995.


                                             Page 1 of a Total of 16 Pages
                                             The Exhibit Index Appears
                                             on Page 15

                             INDEX



                                                       Page
                                                       Number
Part I.   Financial Information (unaudited):

     Item 1.
     Financial Statements                                 3
     Notes to Consolidated Financial Statements           6

     Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations        7


Part II.  Other Information                              13


Signatures                                               14

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
CONSOLIDATED BALANCE SHEETS
                                          Sept. 30,     Dec. 31,     Sept. 30,
                                            1995          1994         1994
                                                 (dollars in thousands)
Assets
Cash and due from banks. . . . . . . . . $ 108,617     $ 122,872    $ 106,054
Federal funds sold . . . . . . . . . . .    49,500         1,150        8,850
     Total cash and cash equivalents . .   158,117       124,022      114,904
Interest bearing deposits with banks . .     6,914         3,912        4,490
Securities:
  Available-for-sale . . . . . . . . . .   201,899       134,746      137,863
  Held-to-maturity (market values
   $498,448; $569,453 and $579,375
   respectively) . . . . . . . . . . . .   487,521       579,287      582,334
Loans. . . . . . . . . . . . . . . . . . 2,080,864     1,891,480    1,826,814
Allowance for loan losses. . . . . . . .   (25,947)      (23,758)     (23,181)
Premises and equipment . . . . . . . . .    67,159        64,567       62,722
Other assets . . . . . . . . . . . . . .    51,209        53,005       50,638
     Total assets. . . . . . . . . . . .$3,027,736    $2,827,261   $2,756,584

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing . . . . . . . . . $ 306,519     $ 301,884    $ 280,990
  Interest bearing:
    Savings and NOW accounts . . . . . .   876,652       872,360      926,421
    Time . . . . . . . . . . . . . . . . 1,444,838     1,230,425    1,174,764
     Total deposits. . . . . . . . . . . 2,628,009     2,404,669    2,382,175
Short-term borrowings. . . . . . . . . .   125,239       172,779      130,044
Other liabilities. . . . . . . . . . . .    29,209        24,531       21,524
Long-term debt . . . . . . . . . . . . .     6,575         7,412        7,453
     Total liabilities . . . . . . . . . 2,789,032     2,609,391    2,541,196

Shareholders' equity:
Preferred stock - no par value;
 1,000,000 shares authorized . . . . . .     --             --           --
Common stock - $1 par value; 24,000,000
 shares authorized; issued and
 outstanding:  18,187,411 at
 September 30, 1995; 17,253,664 at
 December 31, 1994; 17,322,983 at
 September 30, 1994. . . . . . . . . . .    18,187       17,254        17,323
Surplus. . . . . . . . . . . . . . . . .   143,028      121,603       122,949
Retained earnings. . . . . . . . . . . .    76,752       81,898        76,727
Securities valuation, net of tax . . . .       737       (2,885)       (1,611)
     Total shareholders' equity. . . . .   238,704      217,870       215,388
     Total liabilities and
      shareholders' equity . . . . . . .$3,027,736   $2,827,261    $2,756,584


CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                        1995      1994      1995      1994
                                      (in thousands, except per share data)
Interest Income
 Interest and fees on loans . . . . . . $49,879   $39,519   $143,550  $109,200
 Interest on securities: Taxable. . . .   7,102     6,867     21,669    20,262
                      Tax-exempt. . . .   3,410     3,556     10,429    10,725
 Other interest income. . . . . . . . .     843       518      1,502       722
    Total interest income . . . . . . .  61,234    50,460    177,150   140,909

Interest Expense
 Interest on deposits . . . . . . . . .  28,032    19,777     80,078    53,719
 Interest on short-term borrowings. . .   1,345     1,070      4,396     2,916
 Interest on long-term debt . . . . . .     158       203        491       610
    Total interest expense. . . . . . .  29,535    21,050     84,965    57,245

Net Interest Income . . . . . . . . . .  31,699    29,410     92,185    83,664
 Provision for loan losses. . . . . . .   1,986     1,530      5,614     4,622
    Net interest income after
     provision for loan loss. . . . . .  29,713    27,880     86,571    79,042

Non-Interest Income
 Service charges on deposits. . . . . .   3,187     3,061      9,351     8,705
 Trust income . . . . . . . . . . . . .   1,351     1,293      3,900     3,888
 Other operating income . . . . . . . .   3,238     2,883      8,753     8,809
 Securities gains (losses). . . . . . .      18       (25)        36      (159)
    Total non-interest income . . . . .   7,789     7,212     22,040    21,243

Non-Interest Expense
 Salaries and employee benefits . . . .  13,997    12,391     40,045    36,219
 Occupancy. . . . . . . . . . . . . . .   1,617     1,508      4,807     4,492
 Equipment. . . . . . . . . . . . . . .   1,508     1,374      4,338     4,147
 FDIC Insurance . . . . . . . . . . . .    (140)    1,281      2,556     3,731
 Other operating. . . . . . . . . . . .   7,854     7,155     21,994    20,331
    Total non-interest expense. . . . .  24,836    23,709     73,740    68,920

Income Before Income Taxes. . . . . . .  12,666    11,383     34,871    31,365
 Income taxes . . . . . . . . . . . . .   3,333     2,809      8,829     7,404

Net Income. . . . . . . . . . . . . . .$  9,333   $ 8,574   $ 26,042  $ 23,961
 Net income per share . . . . . . . . .    $.51      $.47      $1.42     $1.30
 Cash dividends declared per share. . .     .19       .17        .56       .48
 Average shares outstanding (in
  thousands). . . . . . . . . . . . . .  18,438    18,458     18,402    18,458



CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                Nine Months Ended September 30,
                                                       1995             1994
Cash Flows From Operating Activities
Net income . . . . . . . . . . . . . . . . . . . . .  $ 26,042       $ 23,961
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . .     5,614          4,622
    Origination of loans for sale in secondary
     market. . . . . . . . . . . . . . . . . . . . .  (105,643)      (111,400)
    Proceeds from sale of loans. . . . . . . . . . .   106,399        112,362
    Gain on sale of loans. . . . . . . . . . . . . .      (756)          (962)
    Realized securities (gains) losses . . . . . . .       (36)           159
    Provision for depreciation, amortization and
     accretion . . . . . . . . . . . . . . . . . . .     5,191          4,315
    Deferred income taxes. . . . . . . . . . . . . .       (41)           (29)
   (Increase) decrease in interest receivable. . . .    (1,874)        (2,996)
    Increase (decrease) in interest payable. . . . .     2,749            411
    Other - net. . . . . . . . . . . . . . . . . . .     3,696         (1,706)
      Total adjustments. . . . . . . . . . . . . . .    15,299          4,776
      Net cash provided by operating activities. . .    41,341         28,737

Cash Flows From Investing Activities
Net (increase) decrease in interest bearing
 deposits with banks . . . . . . . . . . . . . . . .    3,002          (1,805)
Purchase of securities available-for-sale. . . . . .  (76,461)        (34,031)
Proceeds from sales of securities
 available-for-sale. . . . . . . . . . . . . . . . .    4,099           6,327
Proceeds from maturities and prepayments of
 securities available-for-sale . . . . . . . . . . .   10,553           5,017
Purchase of securities held-to-maturity. . . . . . .   (1,556)       (101,834)
Proceeds from maturities and prepayments of
 securities held-to-maturity . . . . . . . . . . . .   93,285         118,203
Net increase in loans. . . . . . . . . . . . . . . . (192,364)       (210,702)
Purchase of premises and equipment and other
 assets. . . . . . . . . . . . . . . . . . . . . . .   (8,227)         (8,798)
     Net cash used in investing activities . . . . . (173,673)       (227,623)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing
 demand and savings deposits and NOW accounts. . . .    8,927          52,575
Net increase in time deposits. . . . . . . . . . . .  214,413         157,267
Net increase (decrease) in short-term borrowings . .  (47,540)         15,182
Repayment of long-term debt. . . . . . . . . . . . .     (837)         (1,892)
Cash dividends and fractional shares . . . . . . . .   (9,931)         (8,006)
Proceeds from sales of stock . . . . . . . . . . . .    3,176           2,864
Common stock repurchased . . . . . . . . . . . . . .   (1,781)         (3,682)
     Net cash provided by financing activities . . .  166,427         214,308
Increase in Cash and Cash Equivalents. . . . . . . .   34,095          15,422
Cash and Cash Equivalents, at Beginning of Period. .  124,022          99,482
Cash and Cash Equivalents, at End of Period. . . . .$ 158,117       $ 114,904

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements contained herein include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1995, September 30, 1994 and December 31, 1994 and consolidated results of operations for the three and nine months ended September 30, 1995 and 1994 and consolidated cash flows for the nine months ended September 30, 1995 and 1994.

2. On March 10, 1995, First Michigan Bank Corporation (First Michigan) acquired Superior Financial Corporation (Superior), a one bank holding company located in Sault Ste. Marie, Michigan. The acquisition was effected through the exchange of 22.931 shares of First Michigan common stock (616,699 shares in total) for each outstanding share of Superior. The acquisition was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the balances and results of operation of Superior prior to the acquisition.

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

   For impaired loans that are on non-accrual status, cash payments received on impaired loans are generally applied to reduce the outstanding recorded principal balance of the impaired loans. However, at the discretion of the subsidiary bank, all or a portion of a cash payment received on a non-accrual loan may be recognized as interest income to the extent allowed by the loan contract, provided that the borrower's financial condition or the underlying collateral on the loan support the collection in full of the remaining outstanding recorded principal balance of the loan. For an impaired loan that has been involved in a formal troubled debt restructuring, interest income is recognized on an accrual basis according to the modified contractual terms so long as the restructured loan continues to perform in accordance with the modified contractual terms.

4. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

5. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended December 31, 1994.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations Interim Financial Statements

The following is a discussion of First Michigan Bank Corporation's ("Company's") results of operations for the three months and nine months ended September 30, 1995 and 1994 and information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Net income of $9,333,000 for the three months ended September 30, 1995 increased 8.9% from the $8,574,000 earned during the three months ended September 30, 1994. Earnings per share for the third quarter 1995 were $.51 versus $.42 for the same period in 1994 and $1.42 versus $1.30 for the nine month periods ending September 30, 1995 and 1994 respectively.
The increase in earnings is primarily attributable to the continued growth in average earning assets, improvements in non-interest income, and the reduction of Federal Deposit Insurance Corporation (FDIC) premiums. Offsetting this, in part, were increases in the provision for loan losses and other non-interest expenses. These changes are addressed in the analyses that follow.


Net Interest Income              Third Quarter               Year-to-Date
(in thousands)                  1995       1994           1995         1994

Interest Income              $ 61,234     $ 50,460       $ 177,150    $140,909
Interest Expense               29,535       21,050          84,965      57,245
Net Interest Income          $ 31,699     $ 29,410       $  92,185    $ 83,664


The Company's third quarter 1995 net interest income of $31,699,000 increased by $2,289,000 (7.8%) when compared with the same period of 1994. As shown in the following table, in the third quarter of 1995 the rate on interest earning assets increased 75 basis points from 8.23 to 8.98 while the rate for interest bearing liabilities increased 105 basis points from 3.78 to
4.83. These changes resulted in a decrease of 30 basis points in the interest spread. Primarily because of the decrease in spread, the net interest margin decreased by 15 basis points when comparing the two periods. The effect of the decrease in spread on the net interest margin was offset, in part, by the 10.3% increase in average earning assets versus the third quarter of 1994. The following table shows a comparison of average volumes, effective yields earned, and rates paid during the comparable periods.

                                TABLE 1
             INTEREST EARNING ASSETS AND INTEREST BEARING
                    LIABILITIES BY MAJOR CATEGORIES
                      September 30, 1995 and 1994

                                  ----------Third Quarter Averages------------
                                                                Yield Earned/
                                        Volumes                   Rate Paid
                                   1995         1994           1995      1994
                                    (in thousands)
Interest Earning Assets
 Loans                            $2,051,792    $1,786,335      9.70%    8.83%
 Securities:  Taxable                469,190       473,855      6.00     5.74
          Tax-exempt                 212,206       227,223      9.54     9.38
 Short-term investments               59,691        44,502      5.60     4.62
  Total interest earning assets    2,792,879     2,531,915      8.98     8.23

Interest Bearing Liabilities
 Savings deposits                    862,409        905,533     2.98     2.76
 Time deposits                     1,431,402      1,167,119     5.98     4.58
 Short-term borrowings               127,302        126,601     4.20     3.35
 Long-term debt                        6,594          8,620     9.58     9.44
  Total interest bearing
    liabilities                    2,427,707      2,207,873     4.83     3.78

Interest spread                   $  365,172     $  324,042     4.15%    4.45%
Net interest margin                                             4.78%    4.93%

                                 -----------Year-to-Date Averages------------
                                                               Yield Earned/
                                         Volumes                 Rate Paid
                                  1995           1994          1995      1994
                                     (in thousands)
Interest Earning Assets
Loans                             $1,994,634     $1,718,646     9.65%    8.52%
Securities:  Taxable                 480,075        480,620     5.99     5.59
         Tax-exempt                  218,817        227,979     9.44     9.42
Short-term investments                34,937         22,296     5.75     4.33
  Total interest earning assets    2,728,463      2,449,541     8.94     7.99

Interest Bearing Liabilities
Savings deposits                     857,562        899,271     3.14     2.60
Time deposits                      1,381,831      1,104,457     5.80     4.38
Short-term borrowings                132,569        129,255     4.43     3.01
Long-term debt                         6,815          8,781     9.60     9.26
  Total interest bearing
    liabilities                    2,378,777      2,141,764     4.78     3.57

Interest spread                  $   349,686    $   307,777     4.16%    4.42%
Net interest margin                                             4.78%    4.87%

Average yields in the above table have been adjusted to a tax-equivalent basis, and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.


Interest Earning Assets/ Interest Income
Interest income for the third quarter of 1995 increased $10,775,000 (21.4%) from the third quarter of 1994. This is due to the 10.3% increase in average volume of earning assets during the third quarter 1995 versus 1994 and to the 75 basis point increase in average yield on the earning assets as indicated in the preceding table. Third quarter 1995 average loans increased by $265,457,000 (14.9%) versus the same period in 1994, while interest earning assets overall increased $260,964,000. Commercial and installment loan categories showed strongest increases of more that 16%. Mortgage volumes were also strong reflecting a 10.7% increase. The increases can generally be attributed to the continuing economic strength in the Company's marketplace and the resultant consumer confidence as well as competitive loan pricing. Installment lending volumes reflect favorable consumer response to certain direct loan campaigns particularly the subsidiary banks' personal line of credit product. At the same time the Company is de-emphasizing certain indirect consumer loan programs.

There has been a 2.85% decrease in the average volume of securities as deposit increases alone have not kept pace with the increasing loan demand. The decrease in the volume of securities reflects reinvestment in new securities of only a portion of the proceeds from normally scheduled maturities, as opposed to a program of sales for liquidity purposes. Increases in the overall taxable portfolio yield and the tax equivalent yield of the exempt portfolio between the periods reflect the generally rising market of investment security yields in the last year.

Interest Bearing Liabilities/Interest Expense
The volume of interest bearing liabilities increased by $219,834,000 when compared to the third quarter 1994. Substantially all of this 10.0% increase occurred in the time deposit category as seen in the table above. This is due to growth in large certificates of deposit and those with maturities of 24 months and longer. The volume growth in these deposits is due to consumer preference for locking in higher rates and special marketing campaigns of limited duration that have included rate incentives alone or rate and service incentives combined. The rate paid on all deposit categories and short-term borrowings increased with the competitive pressures in the marketplace. The average rate on long-term debt reflects an increase as certain lower rate obligations have been paid as scheduled since the third quarter 1994. The overall rate on quarterly average interest bearing liabilities increased
105 basis points to 4.83% in this quarter from the third quarter 1994 average rate of 3.78%.

Asset/Liability Management
The Company maintains an asset/liability management process whereby strategies are developed and implemented to maintain the proper level of liquidity while maximizing net interest income and minimizing the impact on earnings from major interest rate changes. Particular attention is placed on the Company's interest sensitivity, which is the degree net interest income is affected by a change in market interest rates. Monitoring the balance of assets and liabilities that are rate sensitive within 90 days and one year is a continuing aspect of this process. When a cumulative rate sensitive ratio of 1.00 is maintained, both the interest income and the interest expense increase or decline in tandem with changes in market interest rates, with the net interest income of the Company not changing significantly as a direct result.

Liquidity is monitored in order to meet the needs of customers, such as depositors withdrawing funds or borrowers requesting funds to meet their credit needs. The Company's current internal and external sources of funds are adequate to meet its liquidity needs.

Deposit gathering is a principal source of funds for the Company. Development of consumer deposits is achieved by paying competitive rates and by maintaining an active marketing program. Larger certificates of deposit, issued to public authorities and the private sector, also provide an important source of funds for the Company. These certificates of deposit are purchased primarily from within the Company's market areas and are considered a reliable source of funds. The Company also purchases brokered certificates of deposit (CDs) from time to time for varying periods of up to three years. Such purchases are made within established Company guidelines and currently represent approximately 12% of large CDs and 2% of total deposits.

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


Allowance for Loan Losses            Third Quarter            Year-to-Date
 (in thousands)                     1995        1994        1995       1994

  Balance at beginning of period    $25,203     $22,627     $23,758    $20,523
  Provision for loan losses           1,986       1,530       5,614      4,622
  Loans charged-off                  (1,803)     (1,377)     (4,986)    (3,451)
  Recoveries of loans previously
     charged-off                        561        401        1,561      1,487
  Balance at end of period          $25,947    $23,181      $25,947    $23,181


The provision for loan losses increased $456,000 for the third quarter of 1995 versus the 1994 period. The provision for the third quarter 1995 is consistent with management's evaluation of the loan portfolio and its recent growth, while giving due consideration to the consistently low nonperforming asset ratios. The allowance for loan losses as a percent of loans at September 30, 1995 is 1.25%, down 1 basis point from the 1.26% ratio at December 31, 1994.

In assessing the adequacy of the loan loss allowance, management considers many factors, including changes in the total size of the loan portfolio, the size and type of credits in the portfolio, past loan loss experience, existing and anticipated economic conditions and other factors that might be pertinent. The amount actually provided in any period may be more or less than actual net loan charge-offs for that period.

Net charge-offs in the third quarter 1995 increased by $666,000 compared to the third quarter 1994. Net charge-offs as a percent (annualized) of average loans outstanding during the quarter were .24% for the third quarter of 1995 and .17% in 1994. Despite this increase this ratio is within the range of management's expectations and continues to reflect prudent lending practices. Nonperforming assets, consisting of non-accrual and renegotiated loans and other real estate owned, in total were .35% and .48% of total loans outstanding at September 30, 1995 and September 30, 1994 respectively. The Company continues to compare favorably with the banking industry nationwide in these credit quality ratios. Following are the balances constituting the nonperforming assets and loans 90 days past due and still accruing as of the end of the respective periods.


                                                   September 30
                                           1995                 1994
    Non-accrual loans                      $4,862               $5,412
    Renegotiated loans                        732                  876
    Other real estate owned                 1,798                1,377
      Total nonperforming assets           $7,392               $7,665

      Loans 90 days past due               $3,493               $3,885



Non-interest Income       Third Quarter                    Year-to-Date
(in thousands)           1995      1994                  1995       1994
Total                    $7,789    $7,212                $22,040    $21,243


Non-interest income, which includes service charges on deposit accounts, loan fees, trust income, other operating income and securities transactions, increased $577,000 (8.0%) during the three months ended September 30, 1995 compared to the same period in 1994. The increase is due primarily to improvements in service charges on deposits, brokerage and advisory fees as well as loan fees from increased mortgage origination and refinancing activity versus the third quarter 1994.


Non-interest Expense    Third Quarter                    Year-to-Date
(in thousands)         1995        1994                 1995       1994
    Total              $24,836     $23,709              $73,740    $68,920


Non-interest expense increased $1,127,000 (4.8%) when comparing the third quarter of 1995 with 1994. Included in this total is the effect of a reduction in the annual FDIC premium from $.23 to $.04 per $100 of insured deposits. Since the refund from the rate reduction was retroactive for part of the second quarter to June 1, 1995, this line item actually reflects a credit for this quarter. Without this premium reduction, the non-interest expense increase for the quarter would have been approximately 8.5%.

Salary and benefit costs increased by 13.0% when comparing the third quarter 1995 to 1994. This increase results from the effect of annual merit increases, additional staffing in support of new products and staffing of new branches. A continuing program of equipment upgrading, branching and facilities remodeling caused an increase of 8.4% in occupancy and equipment categories as well. Other non-interest expenses, excluding FDIC insurance, increased by 9.8% from the third quarter 1994 due to increases in printing and supplies for new product and employee training materials, data processing and software related costs as a result of increased account volume and technology upgrades, as well as costs associated with the Company's introduction of its debit card product. Management monitors all increases in non-interest expense and continues to explore opportunities to enhance operating efficiencies through functional consolidation balanced against the need to maintain a high level of service to customers.


Income Taxes         Third Quarter                        Year-to-Date
(in thousands)      1995        1994                    1995         1994
    Total           $3,333      $2,809                  $8,829       $7,404


Fluctuations in income taxes result primarily from changes in the level of profitability and variations in the amount of tax-exempt income. The increase in pre-tax income and certain non-deductible expenses account for $500,000 of the increased income tax expense of $524,000 between the third quarter 1995 and 1994. The balance of the increase is due to a lower level of tax-exempt income in the third quarter 1995 versus 1994.

Capital

Following are statements of changes in shareholders' equity for the three and nine month periods ending September 30, 1995 (amounts in thousands):

                                               Third Quarter       Year-to-Date
      Shareholders' equity at beginning
        of period                              $232,323            $217,870
      Net income                                  9,333              26,042
      Shares issued upon exercise of
        employee stock options                       67                 427
      Shares issued under dividend
        reinvestment, employee stock
        purchase and director stock
        purchase plans                              950               2,722
      Dividends to shareholders                  (3,456)            (10,226)
      Change in securities valuation,
        net of tax                                   16               3,623
      Common stock repurchased                     (529)             (1,754)
      Shareholders' equity at
        September 30, 1995                     $238,704            $238,704


Shareholder's equity is the Company's principal capital base and it is important that it increase along with the growth in total assets in order for adequate capital ratios to be maintained. The ratio of equity to total assets at September 30, 1995 was 7.9% as compared to the December 31, 1994 ratio of 7.7%.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at September 30, 1995 is 10.6%, and total risk-based capital ratio is 12.0%. At December 31, 1994 these ratios were 10.5% and 11.9% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

These same capital ratios are applied at the subsidiary bank level by the Federal Deposit Insurance Corporation under which a well-capitalized bank is defined as one with at least a 10% risk-based capital level. All Company subsidiary banks met this definition at December 31, 1994 and September 30, 1995.

The capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at September 30, 1995 is 7.7%. The minimum standard leverage ratio is 3%, and virtually all financial institutions subject to these requirements are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

In addition to shareholders' equity, the Company had long-term debt of $6,575,000 at September 30, 1995 and $7,412,000 at December 31, 1994.

The Company has entered into an agreement with The Northern Trust Company ("Northern") whereby Northern extends a line of credit in the amount of
 $25,000,000. This replaces an existing line of credit with Northern against which the Company had drawn $10,000,000. The additional $15,000,000 is available for general corporate purposes and to facilitate the acquisition of the Company's common stock under its stock repurchase program.

                      PART II - OTHER INFORMATION



Item 5.  Other Information

On October 23, 1995, the Company announced the signing of a letter of intent to acquire Arcadia Financial Corporation ("Arcadia"), a one bank holding company located in Kalamazoo, Michigan. Arcadia has total assets of approximately $102,000,000. The merger will be effected through the exchange of the Company's common stock for all of the outstanding shares of Arcadia. Management expects to complete the merger at the end of the first quarter 1996 and anticipates accounting for the transaction as a pooling-of-interests.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
      See exhibit index on page 15.

(b)  Reports on Form 8-K:

      There were no reports on Form 8-K
      filed during the third quarter 1995.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned hereunto duly authorized.


                     FIRST MICHIGAN BANK CORPORATION


                     /s/ Stephen A. Stream
                     Stephen A. Stream
                     President and Chief Operating Officer



                      /s/ William F. Anderson
                      William F. Anderson
                      Vice President and Controller (Chief Accounting Officer)




DATE:  November 13, 1995

                             EXHIBIT INDEX



The following exhibits are filed herewith.


  Exhibits                                                         Page

  (11)     Computation of Earnings Per Share                       16

                                                   Part I, Exhibit (11)

                   COMPUTATION OF EARNINGS PER SHARE
                    FIRST MICHIGAN BANK CORPORATION


                                      Three Months            Nine Months
                                   ended September 3      ended September 30,
                                    1995        1994        1995      1994
                                     (in thousands, except per share amounts)
Average shares outstanding          18,182.4    18,233.6    18,166.5  18,229.5

Net effect of the assumed
  exercise of stock options
  (based on the treasury
  stock method using higher
  of either ending or average)         255.2      224.4        235.6     228.7

     Total shares                   18,437.6   18,458.0     18,402.1  18,458.2

  Net income                          $9,333     $8,574      $26,042   $23,961

  Per share amount                      $.51       $.47        $1.42     $1.30
