Form 10-K
period 1995-12-30
FIRST MICHIGAN BANK CORP
filed 1996-03-28
CIK 36522

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995                Commission File
                                                           Number 0-7638


                          FIRST MICHIGAN BANK CORPORATION
           (Exact name of registrant as specified in its charter)

              Michigan                                  38-2024376
(State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                  Identification No.)


One Financial Plaza, Holland, Michigan                    49423
(Address of principal executive offices)                (Zip Code)


                               (616) 355-9200
            (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1 Par Value
                              (Title of Class)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes    X   .          No        .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by "non-affiliates" of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) on March 1, 1996: Common Stock, $1.00 Par Value - $509,050,000 (Based on $28.50 per share which was the closing price in the over-the-counter market as quoted by "NASDAQ" on March 1, 1996. Reference is made to Item 5, Part II for further information.)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

  Common Stock, $1.00 Par Value - 18,197,655 shares Outstanding as of March 1, 1996.



                  DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's proxy statement for its annual meeting to be held April 18, 1996 are incorporated by reference into Part III.

                                  PART I
ITEM 1.  BUSINESS OF FIRST MICHIGAN BANK CORPORATION
The Registrant was incorporated under the laws of the State of Michigan on August 15, 1973. The Registrant was incorporated by the management of FMB-First Michigan Bank for the purpose of acquiring all the outstanding stock of the FMB-First Michigan Bank and becoming a bank holding company. As used herein, the term "Registrant" refers to First Michigan Bank Corporation or, if the context dictates, to First Michigan Bank Corporation and its wholly-owned subsidiaries.

The Registrant is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (the "Act"). The Registrant owned, on December 31, 1995, all of the outstanding stock of fourteen state-chartered banks under Michigan law: FMB-First Michigan Bank (Zeeland), FMB-Lumberman's Bank (Muskegon), FMB-Community Bank (Dowagiac), FMB-Oceana Bank (Hart), FMB-State Savings Bank (Lowell), FMB-Reed City Bank (Reed City), FMB-Commercial Bank (Greenville), FMB-First Michigan Bank-Grand Rapids (Grand Rapids), FMB-Maynard Allen Bank (Portland), FMB-Northwestern Bank (Boyne
City), FMB-Security Bank (Manistee), FMB-Old State Bank (Fremont), FMB-Sault Bank (Sault Ste. Marie) through Registrant's ownership of Superior Financial Corporation, a bank holding company and FMB-Trust (the "subsidiary banks"). Registrant also owns three nonbank subsidiaries: First Michigan Life Insurance Company (FMLIC), incorporated in Arizona, which writes credit life, health and accident insurance for customers of the affiliates of the Registrant only, FMB-Brokerage Services, Inc. (Brokerage), doing business as FMB Investment Services, which provides retail securities brokerage services to customers of the Registrant's affiliate banks and others and, through FMB-Northwestern Bank, FMB-Insurance Agency, Inc. (Agency), which serves as the agency through which annuity investments are sold by licensed employees.

The Registrant conducts its business incident to the ownership of the outstanding stock of the subsidiary banks, the collection of revenues from the subsidiary banks, the payment of operating expenses and the disbursement of dividends and reports to the Registrant's shareholders. Through certain officers devoted to the corporate function, the Registrant directs and coordinates the following activities for the subsidiary banks: investments, marketing and promotion, personnel administration, employee benefits, auditing, accounting and tax planning, insurance, operational support, and strategic planning. The important customer service activities, including receiving deposits and making of loans, are handled by the local subsidiary banks and their respective management teams.

Aside from the stock of the subsidiary banks, FMLIC, Brokerage and Agency, the Registrant has no substantial assets. The Registrant's income depends primarily upon centralized support service fees, interest charges and dividends received from subsidiary banks. Centralized support service fee income from subsidiaries reflects the costs incurred by the Registrant in the course of directing and providing the activities noted above. As noted elsewhere, dividend income depends upon the subsidiary banks' earnings, their financial condition, compliance with regulatory requirements (including legal limitations on the payment of dividends), and other factors and, in addition, are subject to declaration by their respective boards of directors. Under Federal Reserve Board policy, Registrant is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank.

As a bank holding company, the Registrant has broader corporate powers than a bank or any of its subsidiary banks. These broader corporate powers principally include the power to engage in certain non-banking businesses closely related to banking, to own the capital stock of banks located in Michigan and in certain other states, and to own the capital stock of business corporations which are not banks, located either within Michigan or outside of Michigan, all subject, however, to the Act and regulations of the Board of Governors of the Federal Reserve System. In general, the Act and regulations restrict the Registrant, with respect to its own activities or the activities of corporations other than banks which it owns, to activities which are closely related to banking. (See "Supervision and Regulation.")
The Registrant is continually reviewing and evaluating the possibility of expanding bank services and non-banking services to be offered by affiliates.


                       Business of Subsidiary Banks
Except for FMB-Trust, which provides trust and trust related services only, the subsidiary banks are engaged in the business of general commercial and retail banking and, indirectly through other subsidiaries, the business of trust services and investment services. Financial services and products are delivered through a network of full service branches, specialized offices and automatic teller machines. Commercial and retail banking activities entail offering to businesses, individuals and governmental units a variety of deposit products including checking accounts, savings accounts and time deposits and short term deposits.

The banks conduct lending activities in the commercial and consumer marketplaces, offering the following types of credits - secured and unsecured business and personal loans commercial, residential and home equity mortgage loans; construction financing; letters of credit; consumer installment loans (automobiles and recreational vehicles and equipment); personal, home equity and overdraft protection lines of credit; and credit cards.

The lending activities of the banks are governed by a uniform bank loan policy (the "policy") established by the Registrant and adopted by the board of directors of each bank. The policy specifies the types of credits that are acceptable to the banks. It also establishes lending limits for the banks loan officers and guidelines for appropriate, conservative collateral margins for secured loans. Loan officers at the bank conduct the day-to-day credit process in accordance with the policy, initiating and approving all extensions of credit and monitoring credit quality. An independent loan review function, established by the Registrant, assists bank management in the process of monitoring credit underwriting standards and ensures that lending decisions are made within the established policy guidelines. Under the policy, senior loan officers are responsible for identifying, monitoring and managing concentrations of credit that may occur. As of December 31, 1995, the Registrant had no significant concentration of loans to any group of borrowers engaged in similar activities that would be impacted by changes in economic or other conditions and have a materially adverse impact on the business of the Registrant.

All lending activities of the banks involve credit and interest rate risk to varying degrees. Interest rate risk is managed through asset/liability management committees at both the bank and consolidated level, which are discussed in detail in management's discussion and analysis of financial condition and results of operations in Item 7. Regarding credit risk, a larger potential risk of loss to the banks exists on individual credits in the commercial portfolio. Commercial credit risk is mitigated through the loan underwriting process with reference to the policy guidelines regarding acceptable credit risk and collateral margins. In the consumer portfolio, there is much less potential risk of loss on an individual credit, but there is a greater frequency of loss, which is both anticipated and predictable. Consumer credit risk is also mitigated by reference to the policy guidelines for collateral margins. Problem loan situations are identified by individual loan officers for commercial credits and by collections departments for consumer credits, both of which are responsible for initiating corrective action to control losses within reasonable limits.

Three of the subsidiaries of the Registrant meet the definition of significant subsidiaries. On a combined basis they account for 67% of December 31, 1995 total consolidated assets and 72% of consolidated earnings for the year then ended. These subsidiaries are located in Zeeland, Muskegon and Grand Rapids. Together they serve the largest banking markets in West Michigan. The other subsidiaries of the Registrant serve various retail and commercial banking markets of West Michigan from the southern-most counties of the State into the upper peninsula serving the Sault Ste. Marie area.

                        Supervision and Regulation
The Registrant operates in a highly regulated industry and thus may be affected by changes in state and federal legislation and regulations. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), the Registrant is subject to supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board) and is required to file with the Federal Reserve Board annual reports and information regarding its business operations and those of its subsidiaries.

The Act requires the Registrant to obtain Federal Reserve Board approval before: (a) acquiring (except in certain limited circumstances) more than a five percent ownership interest in any class of the voting securities of any bank or bank holding company; (b) acquiring all or substantially all of the assets of a bank or bank holding company; or (c) merging or consolidating with another bank holding company.

On September 29, 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act was signed into law. This legislation authorizes adequately capitalized and adequately managed bank holding companies, beginning September 29, 1995, to acquire banks located outside their respective home state, irrespective of state law. This legislation also authorizes, effective
June 1, 1997, (subject to individual state's rights to (a) accelerate this date, or (b) to prohibit interstate branching within their borders) banking organizations to branch nationwide by acquisition or consolidation of existing banks in other states. Effective November 29, 1995, subject to approval by the Michigan Financial Institutions Bureau, Michigan law authorizes out-of-state banks to acquire and establish branches in Michigan, provided the laws of the out-of-state bank permits Michigan banks to acquire or establish branches in that state. Interstate acquisitions and branching are subject to the approval of various federal and state agencies and other conditions. While it is too early to assess the impact of this legislation, it is reasonable to assume it could foster further industry consolidation.
The Registrant could benefit indirectly from this legislation through lower supervisory costs related to overall improved quality in the industry. Although interstate banking and branching will bring challenges through increased price competition, the Registrant will continue to address those challenges through improved efficiency and continued emphasis on local decision-making.

Subject to certain exceptions, a bank holding company is normally not permitted to acquire direct or indirect ownership or more than five percent of any class of voting securities of any company that is not a bank or not engaged in activities determined by the Federal Reserve Board to be closely related to banking. Under Federal Reserve Board regulations, activities deemed to be closely related to banking include such business ventures as consumer finance, equipment leasing, certain data processing services, mortgage banking, brokerage and investment advisory services and insurance services. The Act does not place geographic restrictions on the activities of non-bank subsidiaries of bank holding companies.

The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies, including the authority to impose interest ceilings and reserve requirements on such debt issues. In addition, bank holding companies and their subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with any extensions of credit, leases, sales of property or furnishing of services.

The fourteen subsidiary banks are organized as Michigan banking corporations and thus are regulated and supervised by the Financial Institutions Bureau of the Michigan Department of Commerce. Michigan law permits Michigan state-chartered banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Financial Institutions Bureau, a Michigan bank may relocate its main office to any location in the state, establish and operate branch banks anywhere in the state and contract with other banks to act as branches thereof. The Registrant's subsidiary banks, excluding FMB-Trust, have entered into an interbank branching agreement whereby each of the banks may act as branches of the other banks.

Thirteen of the subsidiary banks accept customer deposits, and the deposits of each bank are insured by the Federal Deposit Insurance Corporation (FDIC). Consequently, these subsidiary banks are subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. As a result of such supervision and regulation, these subsidiary banks are subject to requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations based on capital and surplus, limitations on branching and limitations on the payment of dividends on their common stock. These regulations are intended primarily for the protection of the depositors and customers of the subsidiary banks, rather than shareholders of the Registrant.

The provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) directly affect banks and bank holding companies.
FIRREA requires the FDIC to maintain two funds to insure customer deposits: for banks the Bank Insurance Fund, and for savings and loan associations, the Savings Association Insurance Fund. FIRREA also allows bank holding companies to acquire financially sound thrift institutions. Previously, bank holding companies could acquire only failing thrift institutions. Through a "cross-guarantee" provision in FIRREA, the FDIC may hold commonly controlled depository institutions liable if an affiliated depository institution fails. In such an event, the interests of the FDIC are placed ahead of the bank holding company shareholders.

As a Michigan business corporation, the Registrant may generally declare and pay dividends, provided that the Registrant is not insolvent and that the payment of the dividend would not render it insolvent, and, after giving effect to the distribution, that the Registrant's total assets equal or exceed its total liabilities plus the dissolution preference of any senior equity securities. However, the Registrant's ability to pay dividends to its stockholders is limited by its ability to obtain funds from its subsidiary banks and by regulatory capital guidelines applicable to the Registrant. Dividend restrictions are discussed in Note 18 of the Notes to the Consolidated Financial Statements in Part II.

                                 Competition
The banking business in Michigan is highly competitive. Large Michigan metropolitan-based bank holding companies have established offices and branches throughout the state. This has resulted in an increasing competitive atmosphere in the market areas where the Registrant's banking business is conducted. As noted above, out-of-state bank holding companies may acquire Michigan banking institutions under certain conditions. This is expected to further intensify competition. Based on total consolidated assets of $3,136,123,000 at December 31, 1995, the Registrant ranked 7th in size among bank holding companies located in Michigan.

Each of the Registrant's subsidiaries is subject to competition from banks located within their respective markets and in surrounding communities. Many of these banks are affiliated with major bank holding companies in Michigan. The subsidiaries also compete with savings and loan associations, finance companies, credit unions, money market mutual funds, personal loan companies, investment firms and other financial institutions, many of which are substantially larger in size. The principal methods of competition include loan and deposit pricing, the quality and variety of services provided to customers, and advertising and marketing efforts.

                                 Employees
At December 31, 1995, the Registrant and its subsidiary banks had approximately 1,500 employees, calculated in terms of full-time equivalents. Employee relationships are considered to be excellent. Benefit programs, generally for full-time employees, include a pension plan, cash or deferred compensation plan, group comprehensive medical and long-term disability plans, group life insurance, paid vacation and sick-leave programs.

                                Franchises
The Registrant has no material patents, licenses or franchises, except the corporate franchises of its subsidiaries to engage in the banking business. These franchises to engage in the banking business are perpetual in duration but may be revoked under certain circumstances in accord with the provisions of the laws to which each is applicable.

                              Industry Segments
The Registrant and its subsidiary banks are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking and trust activities along with other permitted activities closely related to banking, namely brokerage services, credit life and accident and health insurance and certain other insurance agency services.

ITEM 2.  PROPERTIES
The Registrant and its subsidiary banks conduct business from 90 banking and administrative offices. Of these 79 are owned, covering approximately 577,000 square feet, and 11 are leased, covering approximately 35,000 square feet. The Registrant's corporate headquarters, at 135,000 square feet, is the largest of the owned properties and is utilized primarily for centralized support services and for corporate administration. Other owned and leased properties are banks, banking branches and specialized offices for bank administration and delivery of the subsidiaries' financial products and services located in the communities they serve. All of the facilities are believed to be in excellent condition and adequate to meet the Registrant's present needs.

ITEM 3.  LEGAL PROCEEDINGS
There are no material pending legal proceedings against the Registrant or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the three months ended December 31, 1995.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF REGISTRANT
The following are the executive officers of the Registrant:

Name                  Age    Position (Date Elected to Position)
David M. Ondersma     54     Chairman (August, 1989)
                             Chief Executive Officer (June, 1985)

Stephen A. Stream     53     President and Chief Operating Officer
                             (January 1, 1995)
                             Secretary (May, 1992) Executive Officer of
                             Registrant for more than five years

Merle J. Prins        58     Executive Vice President (January, 1994)
                             Executive Officer of Registrant for more than five years

Larry D. Fredricks    59     Executive Vice President and Chief Financial
                             Officer (January, 1994)
                             Senior Vice President and Chief Financial
                             Officer (May, 1991).
                             Previously a partner in the public accounting firm, BDO Seidman LLP.

The foregoing officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no family relationships among the directors of the Registrant and the executive officers. Furthermore, there are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

                                  PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER
MATTERS

    Dividend restrictions are set forth in Note 18 to Registrant's Consolidated financial statements included in Item 8 of this form 10-K Annual Report.

    The Registrant's common stock is quoted on the NASDAQ National Market System under the symbol FMBC. As of March 1, 1996, there were approximately 11,600 shareholders of the Registrant's common stock.

    The prices shown below are based on reports published for representative quotations in the over-the-counter market supplied by the National Association of Securities Dealers, Inc. In all periods, the prices shown reflect inter-dealer prices and do not include retail markups, markdowns or commissions. There may have been transactions or quotations at higher or lower prices of which management is not aware. The per share dividend and market price information set forth below has been adjusted to give retroactive effect to the four-for-three stock split paid in February 1994, and 5% stock dividends paid in May 1995 and 1994.

                                                      Per Share
Per Share and                                                        Dividends
  Unaudited                         High Bid    Low Bid    Closing   Declared
                                                           Bid
Year Ended December 31, 1995
First Quarter                       22.875      21.625     22.875       .18
Second Quarter                      24.750      22.875     24.250       .19
Third Quarter                       25.750      24.250     25.750       .19
Fourth Quarter                      29.500      25.750     27.500       .21

Year Ended December 31, 1994
First Quarter                       20.125      18.500     19.750       .15
Second Quarter                      22.625      19.000     21.375       .16
Third Quarter                       22.125      21.000     21.625       .17
Fourth Quarter                      22.375      19.750     22.375       .18


ITEM 6.  SELECTED FINANCIAL DATA

Summary of Earnings (in thousands)
                                                  Year ended December 31,
                           1995       1994       1993       1992       1991
Interest Income
 Loans and fees on loans  $194,914   $151,440   $127,970   $129,260   $138,388
 Securities:
  Taxable                   28,769     27,628     29,328     32,217     32,339
  Tax-exempt                13,769     14,267     13,627     12,721     11,977
 Other                       2,757        926        870      1,389      2,351
  Total interest income    240,209    194,261    171,795    175,587    185,055

Interest Expense
 Deposits                  108,831     75,371     68,488     77,854     97,435
 Short-term borrowings       5,790      4,370      3,368      3,385      4,172
 Long-term debt                642        787        880        579        497
  Total interest expense   115,263     80,528     72,736     81,818    102,104

Net Interest Income        124,946    113,733     99,059     93,769     82,951
 Provision for loan
 losses                      7,668      6,459      5,262      6,497      5,571
  Net interest income
   after provision
   for loan losses         117,278    107,274     93,797     87,272     77,380

Non-Interest Income
 Service charges on
  deposits                  12,617     11,723     10,532      9,235      8,228
 Trust and investment
  management fees            6,893      6,533      5,869      5,139      5,347
 Other operating            10,608     10,269     14,627     12,983      8,441
 Realized securities
   gains (losses)              324       (297)       127        237        308
  Total non-interest
   income                   30,442     28,228     31,155     27,594     22,324

Non-Interest Expense
 Salaries and employee
  benefits                  53,854     48,994     45,185     42,027     36,394
 Occupancy                   6,380      5,820      5,328      4,976      4,064
 Equipment                   5,912      5,602      5,485      5,003      4,632
 FDIC insurance              2,823      5,014      4,593      4,294      3,662
 Other operating            30,226     27,582     26,275     26,073     24,214
  Total non-interest
   expense                  99,195     93,012     86,866     82,373     72,966

Income Before Income
 Taxes                      48,525     42,490     38,086     32,493     26,738
 Income taxes               12,615     10,110      8,609      6,817      5,343

Net Income                $ 35,910   $ 32,380   $ 29,477   $ 25,676   $ 21,395

Profitability Ratios
 Return on average assets    1.22%      1.21%      1.22%      1.14%      1.05%
 Return on average equity   15.37      15.17      15.08      14.53      13.93
 Net interest margin         4.78       4.88       4.73       4.82       4.68


  Summary of Balance Sheet (in thousands)
                                          December 31,
                    1995         1994         1993         1992         1991
Total assets        $3,136,123  $2,827,261  $2,520,818  $2,347,350  $2,146,406
Total securities       666,907     714,033     719,179     662,534     602,890
Total loans          2,134,570   1,891,480   1,616,269   1,444,716   1,360,701
Total deposits       2,717,493   2,404,669   2,172,333   2,023,184   1,859,075
Total long-term
 debt                    5,178       7,412       9,345      10,219      11,971
Total shareholders'
 equity                246,773     217,870     204,228     186,010     165,753
Averages for the
 year:
 Assets              2,954,946   2,667,490   2,423,215   2,244,889   2,042,130
 Shareholders'
  equity               233,567     213,516     195,478     176,763     153,616


Per Share Data*
                                              Year ended December 31,
                             1995      1994      1993      1992      1991
Net income                   $ 1.95    $ 1.76    $ 1.59    $ 1.39    $ 1.20

Shareholders' equity
 at year end                  13.53     12.03     11.23     10.11      9.10

Cash dividends declared         .77       .66       .52       .40       .37

Dividend payout ratio            39%       38%       33%       29%       31%

Average shares outstanding
 (in thousands)               18,426    18,434    18,502    18,507    17,864

   *Per share data is based on the average number of shares outstanding during the year, except for shareholders' equity at year end which is based on shares outstanding at year end. The number of shares used has been adjusted to give retroactive effect to stock dividends and stock splits. Cash dividends declared are the actual cash dividends that were declared by FMB on a historical basis, adjusted to give retroactive effect to stock dividends and stock splits.



Credit Quality Ratios
                                              Year ended December 31,
                              1995      1994      1993      1992      1991
Allowance for loan
 losses to total loans        1.26%     1.26%     1.27%     1.31%     1.30%
Nonperforming assets
 to total loans                .48       .61       .84      1.10      1.30
Net charge-offs to
 average loans                 .23       .18       .24       .37       .36


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
RESULTS OF OPERATIONS

The following is management's analysis of operating results and financial condition in recent years as presented in the Five-Year Consolidated Financial
Summary shown on the preceding pages. This analysis should be read in conjunction with the consolidated financial statements and their accompanying notes. First Michigan Bank Corporation (FMB) is incorporated under the laws of Michigan and is registered under the Bank Holding Company Act of 1956, as amended. FMB is engaged in commercial and retail banking through 13 subsidiary community banks and provides other financial services including trust, brokerage, and credit insurance. Since the formation of the holding company in 1974, the following bank acquisitions have occurred:

                                            Year         Accounting
Bank                                        Acquired     Method
FMB-First Michigan Bank                     1974         Pooling
FMB-First Michigan Bank-Grand Rapids        1974         De novo
FMB-Community Bank                          1976         Pooling
FMB-Lumberman's Bank                        1979         Pooling
FMB-Oceana Bank                             1984         Purchase
FMB-State Savings Bank                      1986         Pooling
FMB-Reed City Bank                          1987         Pooling
FMB-Commercial Bank                         1988         Purchase
FMB-Security Bank                           1989         Pooling
FMB-Maynard Allen Bank                      1990         Purchase
FMB-Trust                                   1991         De novo
FMB-Northwestern Bank                       1991         Purchase
FMB-Old State Bank                          1994         Pooling
Superior Financial Corporation              1995         Pooling
Arcadia Financial Corporation               Pending      Pooling

The March 10, 1995 acquisition of Superior Financial Corporation (Superior) and its wholly-owned subsidiary, subsequently renamed FMB-Sault Bank, was accounted for as a pooling-of-interests, and Superior's financial condition and results of operations are included for all years presented. The pending acquisition of Arcadia Financial Corporation (Arcadia) is the result of a definitive agreement, signed December 22, 1995, to acquire all of the outstanding stock of Arcadia, a $105,000,000 one-bank holding company located in Kalamazoo, Michigan. The acquisition of Arcadia is anticipated to be consummated during the second quarter of 1996. The principal source of revenues of FMB and its subsidiaries is interest and fees on loans which amounted to 72% of total revenues in 1995, 68% in 1994, and 63% in 1993. Interest on securities amounted to 16% of total revenues in 1995, 19% in 1994, and 21% in 1993. The principal markets for FMB's banking services are the communities within the State of Michigan in which the subsidiaries are located. As of December 31, 1995, FMB and its subsidiaries served these markets through 84 offices located in these communities.

Earnings Summary (in thousands, except per share data)

                                      Year ended December 31,
                                 1995         1994        1993
Net income                       $35,910      $32,380     $29,477
 Per share                          1.95         1.76        1.59
Earnings ratios:
 Return on average assets           1.22%        1.21%       1.22%
 Return on average equity          15.37        15.17       15.08


  The financial results presented above reflect the continued strong earnings performance of FMB. 1995 was the fourteenth consecutive year that FMB has reported record earnings. Net income of $35,910,000 was up $3,530,000, or 10.9%, over the results for 1994 which were up 9.8% over 1993. FMB's earnings per share rose to $1.95, a 10.8% increase over the $1.76 per share recorded for 1994. 1994 per share earnings were up 10.7% over 1993 results. FMB's return on average assets has remained consistently above 1.20% in each of the past three years while its return on average equity has risen in each of the last five years to a level of 15.37% for 1995. FMB's shareholders have benefitted from FMB's performance as dividends per share for the past five years have increased at a 19.2% compounded annual rate, adjusted for the effect of stock dividends and splits during those years, and the total return on FMB stock has grown at a 31.4% compound annual rate for the same period, considering reinvestment of dividends and stock price appreciation.

  The increases in FMB's earnings over the last two years have been the result of increased net interest income due to strong loan growth and excellent asset quality and cost control efforts. 1995 results also benefitted from increases in fee income and the mid-year reduction in FDIC insurance premiums.

Net Interest Income

The following schedule presents the average daily balances, interest income
(on a fully-taxable equivalent basis) and interest expense and average rates earned and paid for FMB's major categories of assets, liabilities and shareholders' equity for the periods indicated (in thousands):

                                          Year ended December 31,
                                   1995                          1994
                                           Average                       Average
                                Interest   Rate     Interest             Rate
                      Average   Income/    Earned/  Average    Income/   Earned/
                      Balance   Expense    Paid     Balance    Expense   Paid

Assets
 Federal funds
  sold                $42,817     $2,463     5.75%    $16,978      $728  4.29%
 Interest bearing
  deposits with
  banks                 5,112        294     5.75       3,662       198  5.41
 Securities(3):
  Taxable             476,454     28,769     6.04     484,801    27,628  5.70
  Tax-exempt(1)       216,288     20,270     9.37     227,703    21,224  9.32
 Loans(1)(2)        2,023,475    195,661     9.67   1,749,796   152,015  8.69
  Total earnings
   assets/total
   interest income  2,764,146   $247,457     8.95%  2,482,940  $201,793  8.13%
 Cash and due
  from banks           98,893                          96,658
 All other assets     117,217                         110,290
 Allowance for
  loan losses         (25,310)                        (22,398)
   Total assets    $2,954,946                      $2,667,490

Liabilities and Shareholders' Equity
 Interest bearing deposits:
  Savings and NOW
  accounts           $859,277   $26,551      3.09%   $896,940   $24,179  2.70%
  Time              1,407,316    82,280      5.85   1,128,354    51,192  4.54
 Short-term
  borrowings          132,385     5,790      4.37     133,285     4,370  3.28
 Long-term debt         6,688       642      9.60       8,440       787  9.32
  Total interest
   bearing
   liabilities/
   total interest
   expense          2,405,666  $115,263      4.79%  2,167,019  $80,528   3.72%
 Non-interest
  bearing deposits    288,120                         265,827
 All other
  liabilities          27,593                          21,128
 Shareholders'
  equity              233,567                         213,516
  Total liabilities
  and shareholders'
  equity           $2,954,946                      $2,667,490

Net Interest Income
 (fully-taxable
  equivalent)                 $132,194                        $121,265

Interest Spread
 (average rate
  earned minus
  average rate
  paid)                                    4.16%                         4.41%

Net Interest Margin
 (net interest
  income/total
  earnings assets)                         4.78%                         4.88%



(1) Tax-exempt interest on securities and loans has been converted to a fully-taxable equivalent basis as follows for the periods indicated (in thousands):

Fully-taxable equivalent adjustment:    1995      1994      1993
  Securities                            $6,501    $6,957    $6,672
  Loans                                    747       575       684
    Total                               $7,248    $7,532    $7,356
Marginal federal income tax rate           35%       35%       35%

(2) Non-accruing loans are not significant during the 3-year period and, for the purposes of the computations above, are included in the average daily loan balances.

(3) Amortized cost is used to determine the average daily securities balances for purposes of the computations above.


                                             Year ended December 31,
                                                       1993
                                                                    Average
                                                     Interest       Rate
                                      Average        Income/        Earned/
                                      Balance        Expense        Paid
Assets
 Federal funds sold                   $ 22,782       $    685       3.01%
 Interest bearing deposits
  with banks
                                         3,488            185       5.30
 Securities(3):
  Taxable                              494,074         29,328       5.94
  Tax-exempt(1)                        203,220         20,299       9.99
 Loans(1)(2)                         1,526,724        128,654       8.43
  Total earnings assets/
   total interest income             2,250,288       $179,151       7.96%
 Cash and due from banks                90,789
 All other assets                      102,348
 Allowance for loan losses             (20,210)
  Total assets                      $2,423,215

Liabilities and Shareholders' Equity
 Interest bearing deposits:
  Savings and NOW
    accounts                       $   852,260      $  23,662       2.78%
  Time                                 994,251         44,826       4.51
 Short-term borrowings                 116,837          3,368       2.88
 Long-term debt                          9,700            880       9.07
  Total interest bearing
  liabilities/total interest
  expense                            1,973,048       $ 72,736       3.69%
 Non-interest bearing
  deposits                             236,586
 All other liabilities                  18,103
 Shareholders' equity                  195,478
  Total liabilities and
   shareholders' equity             $2,423,215

Net Interest Income
 (fully-taxable equivalent)                         $106,415

Interest Spread
 (average rate earned
  minus average rate paid)                                         4.27%

Net Interest Margin
 (net interest income/total
  earnings assets)                                                 4.73%


(1) Tax-exempt interest on securities and loans has been converted to a fully-taxable equivalent basis as follows for the periods indicated (in thousands):

Fully-taxable equivalent adjustment:    1995      1994      1993
  Securities                            $6,501    $6,957    $6,672
  Loans                                    747       575       684
    Total                               $7,248    $7,532    $7,356
Marginal federal income tax rate           35%       35%       35%

(2) Non-accruing loans are not significant during the 3-year period and, for the purposes of the computations above, are included in the average daily loan balances.

(3) Amortized cost is used to determine the average daily securities balances for purposes of the computations above.


  The effect on FMB's interest income (on a fully-taxable equivalent basis)
and on interest expense due to the changes in volume and rate for the periods indicated are shown below (in thousands):
                            1995 Compared to 1994      1994 Compared to 1993
                           Amount of                    Amount of
                         Increase/                    Increase/
                         (Decrease)     Total         (Decrease)    Total
                         Due to         Amount of     Due to        Amount of
                         Change in      Increase/     Change in     Increase/
                      Volume    Rate    (Decrease)  Volume  Rate    (Decrease)
Interest Income
 Federal funds sold   $ 1,417     $ 318   $ 1,735   $ (203)  $ 246     $  43
 Interest bearing
  deposits with banks       82       14        96        9       4        13
 Securities:
  Taxable                 (482)   1,623     1,141     (543) (1,157)   (1,700)
  Tax-exempt            (1,069)     115      (954)   2,341  (1,416)      925
 Loans                  25,336   18,310    43,646   19,278   4,083    23,361
  Total interest
   income              $25,284  $20,380   $45,664  $20,882   $1,760   $22,642

Interest Expense
 Interest bearing deposits:
  Savings and NOW
   accounts          $ (1,048)  $ 3,420  $  2,372   $1,217   $ (700)   $  517
  Time                 14,342    16,746    31,088    6,082      284     6,366
 Short-term borrowings    (30)    1,450     1,420      507      495     1,002
 Long-term debt          (167)       22      (145)    (116)      23       (93)
  Total interest
   expense            $13,097   $21,638   $34,735  $ 7,690     $102   $ 7,792

Net Interest Income
 (fully taxable
  equivalent)         $12,187  $ (1,258)  $10,929  $13,192   $1,658   $14,850


  For the purposes of this table, changes in interest due to volume and average rate were determined as follows:
    Volume Variance - change in average balance multiplied by previous average rate.
    Rate Variance - change in average rate multiplied by previous average balance.
    Rate/Volume Variance - change in average balance multiplied by change in average rate. The rate/volume variances have been allocated to the change in volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.


  As shown in the table above, FMB's net interest income on a fully-taxable equivalent basis grew by $10,929,000, or 9.0%, in 1995 and by $14,850,000, or 14.0%, in 1994. The rate of growth in net interest income is affected by the relative rates of growth in the underlying earning assets and costing funds and also by fluctuations in the net interest margin. Average earning assets grew by 11.3% in 1995 and 10.3% in 1994 primarily due to very strong growth in average loans, which increased by 15.6% during 1995 and 14.6% during 1994. The effect of the growth in higher-yielding loans was significantly offset in 1995, and to a lesser degree in 1994, by a shift in the mix of deposits to higher-costing time deposits. Average time deposits grew by 24.7% in 1995, while increasing 13.5% in 1994.

  The net interest margin declined by 10 basis points during 1995 partially offsetting the positive impact of the growth in earning assets. The decline can be attributed to increased competition for both loans and deposits. In addition, customers' preference for longer-term, higher-yielding certificates of deposits changed FMB's deposit mix and increased the overall cost of funds by 107 basis points. During 1994, the margin increased 15 basis points enhancing the growth in net interest income. The main factor in the 1994 margin improvement was the increase of 17 basis points in the rate earned on assets, resulting from rising interest rates coupled with strong loan demand, while the overall rate paid on costing funds was relatively stable, 3.72% for 1994 versus 3.69% in 1993.

  Maintaining steady growth in net interest income is one of FMB's primary objectives and is continually monitored through its asset/liability management process, which is discussed later. FMB has historically achieved this objective as a result of having the necessary systems, procedures, and products in place to manage and promote balance sheet growth, maintain a strong net interest margin and remain competitively priced. Management believes FMB, as in the past, is well positioned to maintain solid growth in net interest income.


Non-Interest Income
                                              Year ended December 31,
                                    1995     Change   1994     Change   1993
Non-interest income (in thousands):
 Service charges on deposits       $12,617   7.6%   $11,723     11.3%  $10,532
 Trust and investment management
  fees                               6,893   5.5      6,533     11.3     5,869
 Investment products revenue         1,583  10.4      1,434    (10.4)    1,600
 Credit insurance income             2,128  12.3      1,895     15.2     1,645
 Fees and gains on sale of
  loans                              2,139   2.2      2,095    (71.1)    7,249
 Mortgage servicing income           1,878   7.2      1,752     11.7     1,568
 Other operating income              2,880  (6.9)     3,093     20.6     2,565
  Subtotal                          30,118   5.6     28,525    (8.1)    31,028
 Realized securities gains
  (losses)                             324 209.1       (297)  (333.9)      127
  Total                            $30,442   7.8%   $28,228     (9.4)% $31,155


  The table above lists FMB's primary sources of non-interest income. The 1995 non-interest income of $30,442,000 increased $2,214,000, or 7.8%, over the results of 1994. This compares to a non-interest income decrease in 1994 of $2,927,000, or 9.4%, from the results of 1993.

  Changes in individual categories are impacted by a number of significant factors that occurred during 1995. The increases in service charges on deposits in 1995 and 1994 are due to increases in deposit volumes as well as fees charged.

  Trust and investment management fees increased by 5.5% in 1995 and 11.3% in 1994. Investment product sales (brokerage) revenue increased in 1995 by 10.4% after decreasing by 10.4% the previous year. Both of these areas were positively impacted by the bullish financial markets during 1995. Management anticipates sales of trust, financial planning and investment services to our customers to be a growing source of fee income in future periods.

  Credit insurance revenue increased 12.3% in 1995 and 15.2% in 1994. The growth in this area is directly correlated to growth in consumer loans. The consumer loan portfolio increased by 11.5% in 1995 and 19.8% in 1994. Management anticipates continued strong growth in the consumer lending business and related credit insurance revenue.

  Fees and gains on sale of loans increased 2.2% during 1995 after declining 71.1% during 1994. The increase in 1995 was due to a strong real estate market combined with a continuation of refinancing activity as long-term interest rates declined during the year. The decrease from 1993 to 1994 was anticipated as both long-term interest rates rose during 1994 and the number of loans eligible for refinancing dramatically declined.

  Mortgage servicing income increased 7.2% during 1995 to $1,878,000. From 1993 to 1994, servicing income increased 11.7%.The increases in servicing income are reflective of the year to year increase in FMB's servicing portfolio from the on-going sale of mortgage loans in the secondary market. At December 31, 1995, the total amount of mortgage loans serviced amounted to $709,386,000 compared to $645,721,000 at the end of 1994 and $591,211,000 at the end of 1993.

  Other operating income includes fees collected from customers for a variety of bank services, other fees charged in loans, gains and losses on sales of fixed assets and other real estate, and miscellaneous income. Due to the variety of income sources in this category, fluctuations in the level of income occur from year to year. No single component of this category was significant during 1995 or 1994.


Non-Interest Expense
                                                    Year ended December 31,
                                   1995     Change   1994      Change  1993
Non-interest expense (in thousands):
 Salaries and employee benefits    $53,854    9.9%   $48,994   8.4%    $45,185
 Occupancy and equipment            12,292    7.6     11,422    5.6    10,813
 Printing and supplies               3,217   16.6      2,758    9.3     2,524
 Telecommunications                  1,827   23.1      1,484    5.5     1,407
 Computer processing                 4,128   11.2      3,712    4.7     3,546
 Software                            1,020   36.2        749   28.7       582
 Postage                             1,821   16.7      1,560    1.7     1,534
 Advertising and promotion           2,436   11.8      2,179   18.4     1,841
 Single Business Tax                 2,311   13.9      2,029   16.5     1,741
 FDIC insurance                      2,823  (43.7)     5,014    9.2     4,593
 Professional services               2,467    9.0      2,264   (9.0)    2,487
 Other operating                    10,999    1.4     10,847    2.2.   10,613
   Total                           $99,195    6.6%   $93,012    7.1%  $86,866


  The table above lists FMB's most significant operating expenses. FMB was able to hold overall non-interest expense growth for both 1995 and 1994 to single-digit increases. The 1995 increase over 1994 was 6.6%, which was aided by the reduction in FDIC insurance expense. Excluding the reduction in FDIC insurance expense, the increase in operating expenses was 8.7%. The increase in 1994 over 1993 was 7.1%.

  Salaries and employee benefits are the largest component of non-interest expense. During 1995 salaries and employee benefits increased 9.9% compared to a 8.4% increase in 1994. FMB is committed to controlling the growth in non-interest expense and anticipates continued single digit increases in the area of employee salaries and benefits for the upcoming year.

  Printing and supplies increased 16.6% in 1995 and 9.3% during 1994. The increase in 1995 is primarily due to significant increase in the cost of copier and computer paper.

  During 1995, telecommunication costs increased 23.1%, computer processing expense increased 11.2%, and software costs increased 36.2%. These increases are a result of FMB's plan to expand and upgrade its products and electronic delivery systems. Management foresees additional investment in these areas as FMB continues to expand its product and service levels to its customers.

  Advertising expense increased 11.8% above the 1994 level as FMB introduced its new debit and credit cards. The increase in 1994 over 1993 of 18.4% relates primarily to promotions of consumer loan products that helped increase the consumer loan portfolio by approximately 20% that year.

  FDIC insurance expense decreased $2,191,000, or 43.7%, in 1995 compared to an increase of $421,000, or 9.2%, in 1994. During 1995, the Bank Insurance Fund exceeded the mandatory balance levels requiring the FDIC to lower insurance premiums. Effective in June, FMB's FDIC insurance rate was reduced by over 80%. The FDIC has also announced plans in 1996 to charge only the minimum allowable amount of $2,000 per bank for those banks that meet the FDIC criteria of being well-capitalized and well-managed. This FDIC action is expected to significantly reduce FMB's FDIC insurance expense again in 1996.


Income Taxes
  Income tax expense for 1995 was $12,615,000, an increase of $2,505,000, or 24.8%, over the 1994 provision of $10,110,000. This is due to FMB's profit improvement, virtually all of which is taxable, as the amount of tax-exempt income declined compared to 1994. A similar effect can be noted in the 1994 income tax increase of 17.4%. The increase results from an 11.6% improvement in income before income taxes while tax-exempt income increased by only 4.7% versus 1993 amounts.

Loan Portfolio
  While providing full service banking, FMB accepts credit risk as an essential part of its business. FMB concentrates its lending efforts on its existing market areas with emphasis on both consumer and commercial credits. These credit decisions are made as close to the customer as possible by keeping the evaluation and approval process local with the management of each affiliate bank. In addition to maintaining a strong lending staff at the customer level, FMB ensures that a conservative underwriting philosophy and excellent credit quality are maintained by utilizing an independent, centralized loan review function. The primary objective of the loan review function is to assist bank management in the process of monitoring the credit underwriting function and to ensure lending decisions are made within established guidelines.

                                          December 31,
                      1995       1994        1993        1992        1991
Components of loan portfolio
 Balances (in thousands):

 Commercial,
  financial and
  agricultural        $573,587   $ 513,968   $ 435,596   $ 419,307   $ 414,387
 Real estate-
  construction         152,912     106,753      86,791      64,708      56,128
 Real estate-
  mortgage             990,359     896,183     781,241     689,792     629,746
 Consumer              417,712     374,576     312,641     270,909     260,440
  Total             $2,134,570  $1,891,480  $1,616,269  $1,444,716  $1,360,701

Percentages:
 Commercial,
  financial and
  agricultural           26.9%       27.2%       27.0%       29.0%       30.5%
 Real estate-
  construction            7.2         5.6         5.4         4.5         4.1
 Real estate-mortgage    46.4        47.4        48.3        47.7        46.3
 Consumer                19.5        19.8        19.3        18.8        19.1
  Total                 100.0%      100.0%      100.0%      100.0%      100.0%


  As noted earlier, average loans increased by 15.6% during 1995, while the ending balance in the loan portfolio grew by 12.9% over 1994. The mix of the portfolio, however, has remained constant from year to year. The largest component of FMB's loan portfolio is real estate-mortgage loans, of which 46% is comprised of loans secured by commercial real estate. These loans together with the commercial, financial and agricultural loans amount to 48% of FMB's total loan portfolio, revealing the balance FMB achieves between commercial lending, primarily to small and medium-sized businesses, and retail lending to individuals. FMB's loan portfolio continues to be well-diversified, and as of December 31, 1995, FMB had no significant concentration of loans to any group of borrowers engaged in similar activities that would be impacted by changes in economic or other conditions.

                                                December 31, 1995
                               Under          1 to 5        Over      Total
                               1 year         years         5 years
Maturity of selected
  loans (in thousands):
 Commercial, financial
   and agricultural            $304,312     $233,342     $35,933     573,587
 Real estate-construction       126,335       23,265       3,312     152,912
  Total                        $430,647     $256,607     $39,245    $726,499


Rate sensitivity of above
  loans due after one year
 (in thousands):
 Fixed interest rates                       $120,091    $ 4,304     $124,395
 Variable interest rates                     136,516     34,941      171,457
  Total                                     $256,607    $39,245     $295,852


Nonperforming Assets
  Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans include loans on which interest is not being accrued, accruing loans contractually past due ninety days or more as to interest or principal payments, and other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Other real estate includes assets acquired through loan foreclosure and repossession.

                                               December 31,
                        1995       1994       1993       1992         1991
Nonperforming assets
 (in thousands):
 Non-accrual            $  4,291   $  5,595   $  5,253   $  7,991     $  8,799
 Ninety days past due      3,830      2,774      3,037      5,270        6,244
 Renegotiated                522        858      1,312        617          266
  Total nonperforming
   loans                   8,643      9,227      9,602     13,878       15,309
 Other real estate         1,572      2,244      3,995      1,996        2,394
  Total nonperforming
   assets               $ 10,215   $ 11,471   $ 13,597  $  15,874    $  17,703

  As a percent of
   total loans              .48%       .61%       .84%      1.10%        1.30%


  FMB's nonperforming asset ratios have historically been very low relative to other Michigan bank holding companies. As indicated in the schedule above, nonperforming assets have decreased to .48% of total loans. The steady improvement since 1991 is primarily attributable to the prevailing strength of the local economy in the communities in which the subsidiary banks operate and the banks' timely attention to potential problem credits. Loans are placed in non-accrual status when, in the opinion of management, the collectibility of principal and interest is considered doubtful or when the payment of interest and principal is 90 days past due, unless the loans are both well secured and in the process of collection. Consumer loans are generally not placed on non-accrual status as they are normally charged-off when 120 days past due. Interest in the amount of approximately $164,000 on loans classified as non-accrual and renegotiated was included in net income during 1995. Additional interest in the amount of approximately $755,000 would have been earned in 1995 had the loans classified as non-accrual and renegotiated remained at original terms.

  As of December 31, 1995, loans which are not included in the above nonperforming loan total but which management has serious doubts as to the ability of the borrowers to comply with present loan repayment terms amount to $1,073,000. Although these loan customers are having financial difficulties at the present time and may need adjustments in their repayment terms, no material losses are anticipated. Payouts are anticipated or collateral or guarantees are available to reduce any loss incurred.

Allowance for Loan Losses
  The following schedule sets forth management's allocation of the allowance for loan losses by loan type and the resulting ratio of the allowance allocated to the related outstanding loans. This allowance allocation is necessarily judgmental and is based primarily upon the risk inherent in each category of loans as well as past loss experience, estimated loss exposure on specific loans, current and projected economic conditions and other factors. The entire allowance is available to absorb any future loan losses and is not necessarily indicative of the categories in which future charge-offs are to be classified. The amounts indicated for each loan type include amounts allocated for specific loans as well as a general allocation.

                                                 December 31,
                               1995              1994               1993
                         Alloc     Ratio    Alloc     Ratio    Alloc     Ratio
Allowance for loan losses (in thousands):
 Commercial,
  financial, and
  agricultural           $13,583   2.37%    $12,210    2.38%   $10,228   2.35%
 Real estate-
  construction               885    .58         521      .49       415    .48
 Real estate-
  mortgage                 3,441    .35       3,401      .38     2,894    .33
 Consumer                  8,915   2.13       7,626     2.04     6,986   2.23
  Total                  $26,824   1.26%    $23,758     1.26%  $20,523   1.27%

                                                 December 31,
                                     1992                   1991
                               Alloc      Ratio       Alloc         Ratio
Allowance for loan losses (in thousands):
 Commercial,
  financial, and
  agricultural                 $ 9,805     2.34%      $ 9,226       2.23%
 Real estate-
  construction                     278      .43           148        .26
 Real estate-
  mortgage                       2,953      .43         2,677        .43
 Consumer                        5,907     2.18         5,684       2.18
  Total                        $18,943     1.31%      $17,735       1.30%

                                                December 31,
                    1995        1994        1993         1992       1991
Loan loss experience (in thousands)
 Loans:
  Average daily
   balance of loans
   outstanding for
   the period       $2,023,475  $1,749,796  $1,526,724  $1,416,050  $1,303,960

  Amount of loans
   outstanding at
   end of period    $2,134,570  $1,891,480  $1,616,269  $1,444,716  $1,360,701

 Allowance for
   loan losses:
  Balance at
   beginning of
   period           $   23,758  $   20,523  $   18,943  $   17,735  $   15,998
  Allowance of
   subsidiary bank
   at acquisition            -           -           -           -         797
  Loans charged-off:
   Commercial,
    financial and
    agricultural         1,529       1,027       1,105       1,620       1,820
   Real estate-
    construction             1           -          10           -           -
   Real estate-
    mortgage               596         412       1,582       1,588         428
   Consumer              4,602       3,927       2,540       3,527       3,901
    Total charge-offs    6,728       5,366       5,237       6,735       6,149
 Recoveries on loans
  previously charged-off:
  Commercial,
   financial and
   agricultural            374         463         339         256         342
  Real estate-
   construction              -           -           5           -           -
  Real estate-
   mortgage                324         353          55         166         268
  Consumer               1,428       1,326       1,156       1,024         908
   Total recoveries      2,126       2,142       1,555       1,446       1,518
  Net loans
   charged-off           4,602       3,224       3,682       5,289       4,631
  Additions to
   allowance charged
   to operations         7,668       6,459       5,262       6,497       5,571
    Balance at end
     of period        $ 26,824    $ 23,758    $ 20,523    $ 18,943    $ 17,735

Ratios:
 Net loans charged-off
  to average loans
  outstanding for
  the period              .23%        .18%        .24%        .37%       .36%
 Allowance for
  loan losses to loans
  outstanding at end
  of period              1.26        1.26        1.27        1.31       1.30


   The provision for loan losses charged to operations increased by $1,209,000 from 1994 to 1995 and $1,197,000 from 1993 to 1994. The increases in both years were primarily for the maintenance of an adequate allowance given the significant growth in loans outstanding from period to period. The ratio of net charge-offs to average loans increased slightly in 1995 compared to 1994, yet it remains at a very low level historically, reflecting the prevailing strength of the local economy in the communities in which the subsidiary banks operate and FMB's attention to underwriting and monitoring standards for its loan portfolio. It is anticipated that the 1995 results will, as in the past, compare very favorably to the banking industry as a whole and to other Michigan bank holding companies. Management rates the overall quality of the loan portfolio as good and the allowance for loan losses as strong, given the ratio of the allowance to total loans of 1.26% and the low level of nonperforming assets.

Securities Portfolio
  Securities are purchased with the ability to hold those assets until maturity. However, FMB has identified as "available-for-sale" certain securities which may be sold in the future to meet FMB's investment objectives of quality, liquidity and yield and to avoid significant market value deterioration.

  As allowed by the transition provisions in the guide to implementation of Statement of Financial Accounting Standards (SFAS) No. 115 issued by the Financial Accounting Standards Board in November 1995, FMB transferred securities with an amortized cost of $110,674,000 from the held-to-maturity to the available-for-sale category on December 27, 1995. The net unrealized gain on the securities transferred amounted to $421,000.


                                                December 31,
                          1995                   1994                  1993
                Available-  Held-to-  Available-  Held-to-  Available-  Held-to-
                 for-sale   maturity  for-sale    maturity  for-sale    maturity
Securities portfolio (in thousands):
 U.S. Treasury
  and U.S.
  Government
  agencies and
  corporations     $228,698   $77,930   $74,893  $261,922 $ 52,037   $268,231
 State and
  political
  subdivisions       30,312   176,107    26,419   194,686    28,266   191,820
 Other securities    64,460    89,400    33,434   122,679    27,713   151,112
  Total            $323,470  $343,437  $134,746  $579,287  $108,016  $611,163


  Excluding those holdings in the securities portfolio of U.S. Treasury and U.S. Government agency and corporation securities and various project notes fully guaranteed by the U.S. Government, FMB held no investments in securities of any one issuer which exceeded 10% of shareholders' equity at December 31, 1995.


  The following schedule sets forth the maturities and weighted average interest rates of FMB's securities as of December 31, 1995 (in thousands):

                 U.S. Treasury
                 and U.S.
                 Government          States and
                 Agencies and         Political          Other
                 and Corporations    Subdivision      Securities        Total
                 Amount    Rate    Amount   Rate(1)  Amount(2) Rate    Amount
Available-for-sale
 Under 1 year    $ 78,010  5.04%   $ 1,625   9.26%   $ 2,211   6.89%  $ 81,846
 1 to 5 years     150,688  6.39     11,570  10.31     45,682   6.36    207,940
 5 to 10 years          -     -     15,173   8.92      8,851   6.64     24,024
 Over 10 years          -     -      1,944   9.31        253   7.75      2,197
  Total debt
   securities    $228,698  5.92%  $ 30,312   9.48%    56,997   6.43    316,007
 Equity securities                                     7,463   8.00      7,463
  Total                                             $ 64,460   6.61%  $323,470

                 U.S. Treasury
                 and U.S.
                 Government         States and
                 Agencies and        Political          Other
                 Corporations       Subdivisions      Securities      Total
                 Amount    Rate   Amount    Rate(1) Amount(2)  Rate   Amount
Held-to-Maturity
Under 1 year     $ 28,595  5.94%  $ 11,463  10.23%  $ 27,221   6.65%  $ 67,279
1 to 5 years       49,335  4.83     64,383  10.25     61,862   6.73    175,580
5 to 10 years           -     -     82,931   9.90         44  10.24     82,975
Over 10 years           -     -     17,330   9.10        273   7.69     17,603
 Total           $ 77,930  5.24%  $176,107   9.97%  $ 89,400   6.71%  $343,437


Deposits and Short-Term Borrowings
  Average deposits and short-term borrowings continue to grow each year, having increased 10.8% in 1995. This compares with a 10.2% overall increase in 1994. Management expects growth to continue in the future and has targeted an overall internal growth goal of 10%. A comparison of the average daily balances of deposits and short-term borrowings and the percentage of average daily assets that were supported by each category of deposits and short-term borrowings is reflected in the following schedule (in thousands):


                                                  Average for the year
                         1995                1994                 1993
                                % of               % of                % of
                   Balance      Assets  Balance    Assets   Balance    Assets
Deposits
 Non-interest
  bearing demand   $   288,120    9.8%  $ 265,827    10.0%  $  236,586    9.8%
 Savings and NOW
  accounts             859,277   29.1     896,940    33.6      852,260   35.2
 Time                1,407,316   47.6   1,128,354    42.3      994,251   41.0
  Total deposits     2,554,713   86.5   2,291,121    85.9    2,083,097   86.0
Short-term borrowings
 Securities sold
  under agreements
  to repurchase       110,216     3.7     109,029     4.1       98,611    4.1
 Other short-term
  borrowings           22,169     0.8      24,256     0.9       18,226    0.8
   Total           $2,687,098    90.0% $2,424,406    90.9%  $2,199,934   90.8%


  The maturity distribution of time deposits of $100,000 or more as of
December 31, 1995 is as follows (in thousands):
                      Under 3     3 to 6      6 months    Over 1
                      months      months      to 1 year   year        Total
Time deposits of
 $100,000 or more     $264,056    $108,604    $ 96,321    $ 58,390    $527,371


  The banks operate in a competitive environment as to rates paid on most deposits. Money market savings accounts, coupled with a wide range of options in the area of time deposits, have given consumers the opportunity to invest their money at competitive rates for the time period that best fits their needs. At FMB, these opportunities include regular and money market savings programs for individuals, certificates of deposit (CD's) of varying maturities and interest rates for public and private depositors, and Cash Investment Checking, a one-day retail repurchase agreement for commercial accounts. Market rates are adjusted from time to time in order to attract additional funds. During 1995, FMB has also purchased brokered CD's and obtained advances from the Federal Home Loan Bank (FHLB) to meet lending demand and liquidity needs. FMB has established guidelines to limit its exposure to funding from time deposits of $100,000 or more, which includes brokered CD's. Brokered CD's amount to only 2.7% of total deposits at December 31, 1995.

Asset/Liability Management
  Asset/liability management is a vital function in today's banking environment. At FMB, this process involves developing, implementing and monitoring strategies to maintain a proper level of liquidity, maximize net interest income, and minimize the impact on earnings from major interest rate changes. This process is carried out through corporate and affiliate bank asset/liability committees. The corporate asset/liability strategy group establishes policies, analyzes strategies and monitors the effectiveness of the asset/liability management process on a consolidated basis. Committees at the subsidiary banks develop and implement strategies to enhance the profitable management of each bank's sources and uses of funds.

  Liquidity is monitored through the asset/liability management process in order to meet the needs of customers, such as depositors withdrawing funds or borrowers requesting funds to meet their credit needs, while at the same time maximizing investment and lending opportunities.

  Deposit gathering is a principal source of funds for FMB. Development of consumer deposits is achieved by paying competitive rates and by maintaining an active marketing program. Larger CD's, issued to public authorities and the private sector, are purchased primarily from within FMB's market areas and are considered a reliable source of funds. FMB also purchases brokered CD's from time to time for varying periods of up to three years. Another principal source of funds derives from the routine payments on loans and the maturities of loans and securities. FMB's securities portfolio is invested almost exclusively in investment grade issues, and, as discussed previously, FMB continues to have a high-quality loan portfolio. As a result, payments and maturities on these assets are also a reliable source of funds. Externally, FMB has the ability to enter the federal funds market as a purchaser to meet daily liquidity needs, and, for longer term liquidity needs, FMB has the ability to enter into funding arrangements with other financial institutions.

  Through the asset/liability management process, attention is also placed on a bank's interest sensitivity, which is the degree net interest income is affected by a change in market interest rates. One method of estimating sensitivity is by a gap analysis. Gap is the difference between assets and liabilities maturing or repricing in the same time period. When the amount of rate-sensitive assets is greater than rate-sensitive liabilities, an increase in market interest rates has a positive impact on net interest income while a decrease in rates has a negative impact. When rate-sensitive liabilities are greater than assets, the converse is true with falling market rates impacting net income positively and rising rates impacting it negatively. Minimizing exposure to changes in market rates is accomplished by keeping the relationship of the rate-sensitive assets and liabilities in a relatively balanced position.

  FMB continued in 1995 to structure its balance sheet and utilize off-balance-sheet strategies to respond to interest rate fluctuations. To a very limited extent, interest rate swap agreements continued to be utilized to manage the short-term interest sensitivity position. FMB continues to sell long-term, fixed-rate residential mortgage loans in the secondary market to minimize its long-term exposure to rate changes. During 1995, FMB's nominal asset-sensitive position in the short-term, coupled with consumer preference for higher-yielding, long-term certificates of deposit had a negative impact on the net interest margin when compared with 1994. However, as demonstrated in the table below, FMB has maintained a strong and relatively stable net interest margin over the past five years.

                                           December 31,
                          1995       1994      1993      1992      1991
Net interest margin       4.78%      4.88%     4.73%     4.82%     4.68%


  The next table illustrates FMB's static gap position as of December 31, 1995, with a cumulative 90 day gap position of 1.26 and one year gap of 1.03.
Distribution of non-maturity deposits are based on historical analyses and management's current assumptions as to the repricing frequency for these funds. Although the static gap sensitivity varies from time frame to time frame, management has the ability to adjust rates on deposit accounts enabling FMB to achieve a neutral interest sensitivity position within the intermediate-term. Based upon the gap, simulation, and market value analyses, management believes FMB is well positioned to respond to interest rate movements in either direction.

                  Up to 3      4 to 12  1 to 5    5 to 10   After 10
(dollars in       Months       Months   Years     Years     Years      Total
 thousands)
Assets
 Loans            $1,152,339  $295,402  $621,791  $ 36,910  $ 28,128  $2,134,570
 Securities           70,229   130,422   331,135   107,663    27,458     666,907
 Federal funds
  and time
  deposits           115,261     2,500         -         -         -     117,761
 Other assets              -         -         -         -   216,885     216,885
  Total assets    $1,337,829  $428,324  $952,926  $144,573  $272,471  $3,136,123
Liabilities and Equity
 NOW accounts     $  359,086  $      -  $ 76,262  $      -  $      -  $  435,348
 Savings accounts    151,644         -   273,117         -         -     424,761
 Time deposits       440,208   651,585   417,155    22,439        68   1,531,455
 Borrowed funds      120,856       445    13,663     4,537         -     139,501
 Other liabilities
  and equity               -         -         -   325,929   279,129     605,058
  Total liabilities
   and equity     $1,071,794  $652,030  $780,197  $352,905  $279,197  $3,136,123
Interest rate
 swaps, net          (10,000)        -         -    10,000         -           -
Gap               $  276,035 $(223,706) $172,729 $(218,332) $ (6,726)          -
Cumulative gap    $  276,035 $  52,329  $225,058 $   6,726         -           -
Cumulative rate
 sensitive ratio        1.26      1.03      1.09      1.00      1.00           -


Capital
  Regulatory agencies have developed minimum guidelines by which the adequacy of a financial institution's capital may be evaluated. The Board of Governors of the Federal Reserve System ("Federal Reserve") has published guidelines on the adequacy of capital, commonly referred to as "risk-based capital" that were applied to bank holding companies beginning in 1990. On December 23, 1994, the Federal Reserve issued a final rule regarding risk-based capital guidelines concerning the net unrealized gains and losses recorded under SFAS No. 115. The following table illustrates FMB's leverage and risk-based capital ratios compared to the current regulatory requirements in accordance with the Federal Reserve's final guidance:

                             Minimum        Well-
                             Regulatory     Capitalized            FMB
                             Requirements   Definition      1995        1994
Tier 1 Capital                  4.0%           6.0%         10.6%       10.5%
Tier 1 and Tier 2 Capital       8.0           10.0          12.0        11.9
Leverage ratio                  3.0            5.0           7.6         7.6


  During recent years, FMB has supported its growth in assets with its ability to generate and retain earnings. Management feels the overall equity position is very strong as indicated below:

                                                  December 31,
                                         1995         1994         1993
Shareholders' equity (in thousands)     $246,773     $217,870     $204,228
Ratio of equity to total assets              7.9%         7.7%         8.1%


  At the end of 1992, FMB announced a plan to repurchase its shares from time to time in negotiated transactions. Pursuant to this plan, FMB repurchased 78,000 shares during 1995, 277,000 shares during 1994 and 204,000 shares during 1993 at costs of $1,911,000, $6,311,000 and $5,427,000, respectively.
FMB reaffirmed its stock repurchase plan in 1995 and intends to continue repurchasing shares similarly during 1996.

  The strength of FMB's capital position has enabled it to increase the dividend payout to shareholders over the past two years. FMB's cash dividends amounted to $14,021,000 in 1995 and $11,488,000 in 1994 for dividend payout ratios of 39% and 38%, respectively. Prior to 1994, the payout ratio had been approximately 30% from year to year. For the fourth quarter of 1995, FMB increased the dividend by 10.5% to $0.21 per share.

  FMB's ability to pay dividends to its shareholders is limited by its ability to obtain funds from the subsidiaries, as specified by applicable regulatory guidelines. However, the amounts currently available for dividends are in excess of FMB's current annual dividend payout rate.

New Accounting Pronouncements
  In May 1995, the Financial Accounting Standards Board (FASB) issued SFAS
No. 122, "Accounting for Mortgage Servicing Rights", which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". SFAS
No. 122 requires that an asset be recognized for the rights to service mortgage loans which are sold or securitized with the servicing rights retained by the originator, including those rights created by the origination of mortgage loans. The amount of the asset for these originated mortgage servicing rights (OMSR) is to be determined based upon the relative fair value of the underlying mortgage loans, without the OMSR, and the OMSR itself. SFAS No. 122 requires the asset to be amortized against servicing income over the period of estimated net servicing income. It also requires that OMSRs be stratified based on one or more of the predominant risk characteristics of the underlying loans and evaluated for impairment. Any impairment is to be recognized as a valuation allowance for each impaired stratum. SFAS No. 122 is required to be adopted prospectively beginning January 1, 1996. The impact of adoption of this new standard in 1996 is expected to be immaterial to the operating results and financial position of FMB.

  In October 1995, the FASB issued SFASNo. 123, "Accounting for Stock-Based Compensation." Currently, FMB applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its fixed-price, stock option plan. Accordingly, no compensation cost is recognized for options awarded under the plan. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method which requires the recognition of compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. Management intends to continue to account for its stock option plans in accordance with APBOpinion 25 and provide supplemental disclosures as required by SFAS No. 123 beginning in 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


STATEMENT OF MANAGEMENT RESPONSIBILITY

   The management of First Michigan Bank Corporation (FMB) is responsible for the preparation and accuracy of the consolidated financial statements and related financial data contained in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles to reflect, in all material respects, the substance of financial transactions occurring during the period. Where appropriate, the amounts reflect management's judgments and estimates.

    FMB maintains an effective internal control structure which provides reasonable assurance that assets are safeguarded and the transactions are properly recorded and executed in accordance with management's authorization. Management relies on this internal control structure to ensure that financial statement information and related financial data are presented fairly and consistently.

    As part of this internal control structure, FMB maintains an internal audit staff which monitors compliance with established policies, procedures and control and reports independently to the Audit Committee of the Board of Directors. The Audit Committee is composed entirely of outside directors and meets on a regular basis with the internal auditors and independent certified public accountants. The Committee reviews all matters related to internal controls, financial reporting and regulatory compliance for FMB.

    The consolidated financial statements and notes to the consolidated financial statements of FMB have been audited by the independent certified public accounting firm, BDO Seidman, LLP. Their report is contained herein.




                                          /s/David M. Ondersma
                                          David M. Ondersma
                                          Chairman and Chief Executive Officer


                                          /s/ Larry D. Fredricks
                                          Larry D. Fredricks
                                          Executive Vice President and
                                          Chief Financial Officer



(in thousands, except for per share data)
                                           Year ended December 31,
                                    1995           1994           1993
Interest Income
 Loans and fees on loans            $ 194,914      $ 151,440      $ 127,970
 Securities:
  Taxable                              28,769         27,628         29,328
  Tax-exempt                           13,769         14,267         13,627
 Other                                  2,757            926            870
  Total interest income               240,209        194,261        171,795

Interest Expense
 Deposits                             108,831         75,371         68,488
 Short-term borrowings                  5,790          4,370          3,368
 Long-term debt                           642            787            880
  Total interest expense              115,263         80,528         72,736

Net Interest Income                   124,946        113,733         99,059
 Provision for loan losses              7,668          6,459          5,262
  Net interest income after
   provision for loan losses          117,278        107,274         93,797

Non-Interest Income
 Service charges on deposits           12,617         11,723         10,532
 Trust and investment management
  fees                                  6,893          6,533          5,869
 Other operating                       10,608         10,269         14,627
 Realized securities gains
  (losses)                                324           (297)           127
  Total non-interest income            30,442         28,228         31,155

Non-Interest Expense
 Salaries and employee benefits        53,854         48,994         45,185
 Occupancy                              6,380          5,820          5,328
 Equipment                              5,912          5,602          5,485
 FDIC insurance                         2,823          5,014          4,593
 Other operating                       30,226         27,582         26,275
  Total non-interest expense           99,195         93,012         86,866

Income Before Income Taxes             48,525         42,490         38,086
 Income taxes                          12,615         10,110          8,609

Net Income                           $ 35,910       $ 32,380      $  29,477

 Net Income Per Share                   $1.95          $1.76          $1.59
 Average Shares Outstanding
  (in thousands)                       18,426         18,434         18,502

                                                  (dollars in thousands)
                                                        December 31,
                                                       1995             1994
Assets
 Cash and due from banks                          $  123,232       $  122,872
 Federal funds sold                                  112,450            1,150
  Total cash and cash equivalents                    235,682          124,022
 Interest bearing deposits with banks                  5,311            3,912
 Securities:
  Available-for-sale                                 323,470          134,746
  Held-to-maturity (market values of
   $356,998 and $569,453)                            343,437          579,287
   Total securities                                  666,907          714,033
 Loans                                             2,134,570        1,891,480
 Allowance for loan losses                           (26,824)         (23,758)
  Net loans                                        2,107,746        1,867,722
 Net premises and equipment                           67,894           64,567
 Other assets                                         52,583           53,005
  Total assets                                    $3,136,123       $2,827,261


Liabilities and Shareholders' Equity
 Deposits:
  Non-interest bearing demand                     $  325,929       $  301,884
  Interest bearing:
   Savings and NOW accounts                          860,109          872,360
   Time                                            1,531,455        1,230,425
   Total deposits                                  2,717,493        2,404,669
 Short-term borrowings                               134,323          172,779
 Other liabilities                                    32,356           24,531
 Long-term debt                                        5,178            7,412
  Total liabilities                                2,889,350        2,609,391
 Shareholders' equity:
  Preferred stock - no par value;
   1,000,000 shares authorized,
   none outstanding                                        -                -
  Common stock - $1 par value;
   24,000,000 shares authorized;
   issued and outstanding: 18,236,923
   and 17,253,664                                    18,237            17,254
  Surplus                                           143,951           121,603
  Retained earnings                                  82,789            81,898
  Securities valuation, net of tax                    1,796            (2,885)
   Total shareholders' equity                       246,773           217,870
   Total liabilities and shareholders' equity    $3,136,123        $2,827,261


                                                 Year ended December 31,
                                            1995         1994        1993
Cash Flows From Operating Activities
 Net income                                 $ 35,910     $ 32,380    $ 29,477
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
  Provision for loan losses                    7,668        6,459       5,262
  Origination of loans held for sale
   in secondary market                      (169,861)    (140,356)   (305,509)
  Proceeds from sale of loans in
   secondary market                          171,135      141,499     310,029
  Gains on sale of loans                      (1,274)      (1,143)     (4,520)
  Realized securities (gains) losses            (324)         297        (127)
  Provision for depreciation, amortization
   and accretion                               7,574        7,969      10,112
  Deferred income taxes                         (779)         132         199
  Net (increase) decrease in interest
   receivable                                 (1,481)      (3,596)        237
  Net increase (decrease) in interest
   payable                                     3,786        1,692        (311)
  Other-net                                    4,818         (854)        747
   Total adjustments                          21,262       12,099      16,119
    Net cash provided by operating
     activities                               57,172       44,479      45,596

Cash Flows From Investing Activities
 Net (increase) decrease in interest
  bearing deposits with banks                (1,399)       (1,228)      2,021
 Purchase of securities available-for-sale  (97,368)      (43,461)          -
 Proceeds from sales of securities
  available-for-sale                          6,240        16,097           -
 Proceeds from maturities and
  prepayments of securities
  available-for-sale                         19,891        11,800           -
 Purchase of securities held-to-maturity     (2,236)     (130,871)   (277,919)
 Proceeds from sales of securities
  held-to-maturity                                -             -      10,808
 Proceeds from maturities and prepayments
  of securities held-to-maturity            127,261       142,105     209,114
 Net increase in loans                     (247,787)     (276,656)   (178,068)
 Purchase of premises and equipment
  and other assets                          (11,229)      (12,643)     (8,225)
  Net cash used in investing activities    (206,627)     (294,857)   (242,269)

Cash Flows From Financing Activities
 Net increase in non-interest
  bearing demand and savings and
  NOW account deposits                       11,794        19,409      79,994
 Net increase in time deposits              301,030       212,927      69,155
 Net increase (decrease) in short-term
  borrowings                                (38,456)       57,917       4,723
 Repayment of long-term debt                 (2,234)       (1,933)       (874)
 Cash dividends and fractional shares       (13,386)      (10,845)     (8,641)
 Proceeds from issuance of common stock       4,278         3,754       2,193
 Common stock repurchased                    (1,911)       (6,311)     (6,276)
  Net cash provided by financing
   activities                               261,115       274,918     140,274

Increase (Decrease) In Cash and
 Cash Equivalents                           111,660        24,540     (56,399)

Cash and Cash Equivalents,
 At Beginning of Year                       124,022        99,482     155,881

Cash and Cash Equivalents,
 At End of Year                           $ 235,682     $ 124,022   $  99,482

Supplemental Cash Flow Information
 Interest paid                            $ 111,477     $  78,836   $  73,047
 Income taxes paid                           11,357        10,192       8,273


                                Common                 Retained     Securities
                                Stock      Surplus     Earnings     Valuation
Balance, January 1, 1993,
  as previously reported        $11,461    $100,324    $67,185      $        -
 Adjustment to record
  acquisition of subsidiary
  on pooling-of-interests
  basis                             462       1,215      5,363
Balance, January 1, 1993,
  as adjusted                    11,923     101,539     72,548               -
 Net income                                             29,477
 Cash dividends
  $.52 per share                                        (8,897)
 Cash dividends paid by
  subsidiary prior to
  acquisition                                             (136)
 Stock issued under terms
  of dividend reinvestment
  and employee stock
  purchase plans                     75      1,865
 Stock issued upon exercise
  of stock options                   25        266
 Stock issued in payment of
  5% stock dividend, at market      594     13,924    (14,552)               -
 Common stock repurchased          (204)    (5,223)
 Effect of common stock
  repurchased by subsidiary
  prior to acquisition              (43)       (94)      (712)
 Net unrealized gain on
  available-for-sale securities,
  net of tax effect                                                     1,853
 Four-for-three common
  stock split                     4,123     (4,123)
Balance, December 31, 1993       16,493    108,154     77,728           1,853
 Net income                                            32,380
 Cash dividends -
  $.66 per share                                      (11,488)
 Cash dividends paid by
  subsidiary prior to
  acquisition                                            (142)
 Stock issued under terms
  of dividend reinvestment
  and employee stock purchase
  plans                            125      2,597
 Stock issued upon exercise
  of stock options                  87      1,149
 Stock issued in payment of 5%
  stock dividend, at market        826     15,703    (16,580)
 Common stock repurchased         (277)    (6,034)
 Effect of stock issued by
  subsidiary under terms of
  employee stock ownership plan
  prior to acquisition                         34
 Net unrealized loss on
  available-for-sale
  securities, net of tax
  effect                                                               (4,738)
Balance, December 31, 1994     17,254     121,603     81,898           (2,885)
 Net income                                           35,910
 Cash dividends -
  $.77 per share                                     (14,021)
 Stock issued under terms of
  dividend reinvestment and
  employee stock purchase
  plans                           152       3,524
 Stock issued upon exercise
  of stock options                 41         466
 Stock issued under terms
  of directors' current
  stock purchase plan               4          91
 Stock issued in payment of
  5% stock dividend, at market    864      20,100   (20,998)
 Common stock repurchased         (78)     (1,833)
 Net unrealized gain on
  available-for-sale
  securities, net of tax
  effect                                                                4,681
Balance, December 31, 1995    $18,237    $143,951   $82,789           $ 1,796



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Operations

  First Michigan Bank Corporation (FMB) is a bank holding company with 13 subsidiary community banks engaged in the business of commercial banking (the Banks) and one subsidiary bank primarily engaged in trust services. FMB also has two non-bank subsidiaries providing brokerage services and credit life and accident and health insurance to customers of the Banks.

  The Banks are engaged in the business of general commercial and retail banking and, indirectly through the other subsidiaries of FMB, the business of trust, brokerage, and credit insurance services. The Banks offer a variety of deposit products including checking accounts, savings accounts, time deposits and short-term deposits. The Banks conduct lending activities in the residential and commercial mortgage markets, in the general commercial market and in the consumer installment marketplace. These financial services and products are delivered through a network of full-service branches, specialized offices and automatic teller machines.

  The principal markets for the Banks' financial services are the Michigan communities in which each of the banks is located and the areas immediately surrounding these communities. The Banks serve these markets through 84 branch offices in or near these communities.

  Principles of Consolidation

  The consolidated financial statements include the accounts of FMB and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions have been eliminated. Goodwill is being amortized over periods up to 20 years. Management periodically reviews goodwill for impairment based upon the projected, undiscounted net cash flows of the subsidiaries to which the goodwill relates over the remaining life of the goodwill.

  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. The amount of those assets actually realized and liabilities actually settled in future periods could differ from those estimates. The differences, if any, would be reflected in the reported amounts of revenues and expenses in future periods.

  Cash and Cash Equivalents

  For the purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

  Securities

  Management has identified as "available-for-sale" certain securities which may be sold in the future to meet FMB's investment objectives of quality, liquidity and yield and to avoid significant market value deterioration. Securities available-for-sale are adjusted to fair market value each reporting period with unrealized gains and losses reported as a separate component of shareholders' equity, net of tax. Securities held-to-maturity are stated at cost adjusted for amortization of premium and accretion of discount. The adjusted cost of the specific security sold is used to compute gain or loss on all securities transactions.

  Allowance for Loan Losses

  The allowance for loan losses is maintained at a level considered by management to be adequate to absorb possible future loan losses inherent in the current portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating possible future loan losses. On January 1, 1995, FMB adopted the accounting provisions for impaired loans promulgated by Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS
No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Under these new accounting standards, a loan is considered to be impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Under this definition, FMB considers loans that have been placed on non-accrual status or which have been renegotiated in a troubled debt restructuring to be impaired.

  A portion of the total allowance for loan losses is related to impaired loans. The allowance for loan losses for an impaired loan is recorded at the amount by which the outstanding recorded principal balance exceeds the fair value of the collateral on the impaired loan. For a loan that is not collateral-dependent, the allowance for loan losses is recorded at the amount by which the outstanding recorded principal balance exceeds the current best estimate of the future cash flows on the loan, discounted at the loan's effective interest rate. Prior to 1995, the portion of the total allowance for loan losses related to loans which would meet this new definition of impairment was also based, in most cases, on the fair market value of the collateral on that loan. This new accounting standard and the disclosures associated therewith have been adopted prospectively, and the implementation of this new accounting standard has had virtually no impact on the operating results of FMB.

Net Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.

Other Real Estate

  Other real estate, which is included in other assets, is comprised of properties in the possession of the subsidiary banks which are generally acquired through foreclosure proceedings or deed in lieu of foreclosure. These properties are held for sale and are carried at the lower of the amount of the related loan or the fair market value of the property minus estimated costs to sell the property (net realizable value). Losses which may result from the acquisition of such properties are charged against the allowance for loan losses. Losses in net realizable value during the holding period are expensed immediately, while gains are recognized in other operating income only upon disposition.

Employee Benefit Plans

  FMB has a noncontributory pension plan for the benefit of substantially all full-time employees. Benefits under the plan are based on the employee's years of service and compensation during the five consecutive highest paid plan years of the last ten plan years preceding retirement. FMB's funding policy is to contribute an actuarially-determined amount that can be deducted for federal income tax purposes.

  FMB also sponsors a defined contribution 401(k) plan for the benefit of all employees over 21 years old. For those employees who work 1,000 or more hours per year, FMB matches employee contributions at levels that management determines to be appropriate.

  FMB acts as a self-insurer for employees' medical, dental and accident insurance whereby it assumes limited liability with the excess liability assumed by underwriters. Claims for active employees are charged to operations during the year in which they occur.

  FMB has a postretirement benefit plan that provides medical and dental coverage between the ages of 60 and 65 to any full-time employee who elects early retirement after 10 or more years of service. The plan contains the same cost-sharing features of deductibles and copayments that are contained in the medical and dental insurance plans provided to active employees. Partial funding of the plan is accomplished through monthly contributions to a self-insurance trust fund which was established to cover the medical and dental benefits of both retirees and active participants. The monthly contribution to the self-insurance trust fund for each retiree is equivalent to the amount contributed each month for an active participant.

Mortgage Banking Operations

  FMB originates mortgage loans which it holds for sale into the secondary
market.   Mortgage loans held for sale are generally held less than 15 days, and book value approximates market value. FMBretains the servicing rights when it sells the mortgage loans. Servicing income is recognized in other non-interest income when received and expenses are recognized in operating expenses when incurred.

  In May 1995, the Financial Accounting Standards Board (FASB) issued SFAS
No. 122, "Accounting for Mortgage Servicing Rights", which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". SFAS
No. 122 requires that an asset be recognized for the rights to service mortgage loans which are sold or securitized with the servicing rights retained by the originator, including those rights created by the origination of mortgage loans. The amount of the asset for these originated mortgage servicing rights (OMSR) is to be determined based upon the relative fair value of the underlying mortgage loans, without the OMSR, and the OMSR itself. SFAS No. 122 requires the asset to be amortized against servicing income over the period of estimated net servicing income. It also requires that OMSRs be stratified based on one or more of the predominant risk characteristics of the underlying loans and evaluated for impairment. Any impairment is to be recognized as a valuation allowance for each impaired stratum. SFAS No. 122 is required to be adopted prospectively beginning January 1, 1996. The impact of adoption of this new standard in 1996 is expected to be immaterial to the operating results and financial position of FMB.

Stock Options

  FMB applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its fixed-price, stock option plan. Accordingly, no compensation cost is recognized as a result of options awarded under the plan.

  In October 1995, the FASB issued SFASNo. 123 "Accounting for Stock-Based Compensation." SFASNo. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method which requires the recognition of compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFASNo. 123 is required to be adopted prospectively beginning January 1, 1996. Management intends to continue to account for its stock option plans in accordance with APBOpinion 25 and provide supplemental disclosures as required by SFASNo. 123 beginning in 1996.

Interest Income and Fees on Loans

  Interest on loans is accrued based upon the principal balance outstanding. The recognition of interest income is discontinued when, in the opinion of management, there is sufficient doubt that the borrower will be able to meet the scheduled repayments. When the accrual of interest is discontinued, the balance of interest accrued but not collected is eliminated from income.

  For impaired loans that are on non-accrual status, cash payments received are generally applied to reduce the outstanding recorded principal balance of the loans. However, all or a portion of a cash payment received on a non-accrual loan may be recognized as interest income to the extent allowed by the loan contract, provided that the borrower's financial condition or the underlying collateral on the loan support the collection in full of the remaining outstanding recorded principal balance of the loan. For an impaired loan that has been renegotiated in a troubled debt restructuring, interest income is recognized on an accrual basis according to the modified contractual terms so long as the restructured loan continues to perform in accordance with the modified contractual terms.

  For loans with an initial term exceeding one year, loan origination and commitment fees and related lending costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over its original term. The net unamortized amount related to a loan that is subsequently sold is recognized currently as other operating income. For loans with an initial term of one year or less, the effect of the deferral of loan fees and costs is immaterial to the operations of FMB.

Interest Rate Swap Agreements

  Interest rate swap agreements are derivative financial instruments FMB has entered into for the purpose of hedging its short-term interest sensitivity position against the impact of changes in interest rates. The interest rate differential to be paid or received is recognized in interest income over the life of the agreements.

Advertising Costs

  All advertising costs incurred by FMB and its subsidiaries are expensed in the period in which they are incurred.

Income Taxes

  FMB and its subsidiaries file a consolidated federal income tax return. The parent company and its subsidiaries each report current income tax expense as allocated under a consolidated tax sharing agreement. Deferred tax assets and liabilities are computed by each member of the consolidated group based on the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates. The reversal of these temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled within each entity.

Trust Assets and Income

  Property, other than cash deposits, held by subsidiary banks in fiduciary or agency capacities for their customers is not included in the accompanying consolidated balance sheets since such property is not an asset of FMB. Trust income is reported on an accrual basis.

Income Per Share

  Income per share is computed based on the average number of shares outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits.

NOTE 2. ACQUISITIONS

  On December 22, 1995, FMB signed a definitive agreement to acquire all of the outstanding stock of Arcadia Financial Corporation (Arcadia), a one-bank holding company with $105,000,000 in assets located in Kalamazoo, Michigan. Arcadia is primarily a commercial lending bank with a loan portfolio of $82,000,000 at December 31, 1995. This acquisition will be a stock-for-stock exchange of 1.648 shares of FMB for each Arcadia share. It is anticipated to be consummated during the second quarter of 1996 and will be accounted for using the pooling-of-interests method of accounting. Approximately 654,000 shares of FMB stock will be exchanged to effect this acquisition.

  On March 10, 1995, FMB acquired Superior Financial Corporation (Superior) and its wholly-owned subsidiary, which was subsequently renamed FMB-Sault Bank. The acquisition was effected through the exchange of 22.931 shares of FMB common stock (616,699 shares in total) for each outstanding share of Superior. The acquisition was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the balances and results of operations of Superior prior to the acquisition.

  Separate pro forma results of operations of the combined entities for the periods prior to their respective acquisition dates are as follows (in thousands, except for per share data):

                                             Three
                               Year ended    months         Year ended
                               December 31,  ended          December 31,
                               1995          March 31,   1994         1993
                                             1995
                               (unaudited) (unaudited) (unaudited) (unaudited)
Total interest income
  and non-interest income:
 FMB                           $270,651*   $60,265     $211,019    $191,274
 Superior                             -      2,967       11,470      11,676
 Arcadia                          9,101      2,071        7,898       5,389
 Combined                      $279,752    $65,303     $230,387    $208,339

Net income:
 FMB                           $ 35,910*   $ 7,622     $ 31,183    $ 28,027
 Superior                             -        482        1,197       1,450
 Arcadia                          1,402        324        1,347         535
 Combined                      $ 37,312    $ 8,428     $ 33,727    $ 30,012

Net income per share:
 FMB                              $1.95      $0.43        $1.75       $1.57
 Combined                          1.96       0.44         1.77        1.57

 *Includes the results of Superior for the year ended December 31, 1995.

NOTE 3. SECURITIES

  The amortized cost and carrying value, which is estimated market value, of securities available-for-sale are as follows(in thousands):

                                                     December 31, 1995
                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized  Carrying
                                     Cost       Gains       Losses      Value
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies         $227,333   $ 1,877      $512       $228,698
Obligations of states and
 political subdivisions              28,895     1,426         9         30,312
Corporate securities                      -         -         -              -
Mortgage-backed securities           57,016       420       439         56,997
Other debt securities                     -         -         -              -
Equity securities                     7,463         -         -          7,463
 Total                             $320,707   $ 3,723      $960       $323,470

                                               December 31, 1994
                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized   Carrying
                                    Cost       Gains       Losses      Value
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies        $ 78,954    $    8    $4,069       $ 74,893
Obligations of states and
 political subdivisions             26,143       811       535         26,419
Corporate securities                   655         -         -            655
Mortgage-backed securities          26,700        17       675         26,042
Other debt securities                  499         4         -            503
Equity securities                    6,234         -         -          6,234
 Total                            $139,185    $  840    $5,279       $134,746


  The carrying value and estimated market value of securities held-to-maturity are as follows (in thousands):
                                                 December 31, 1995
                                              Gross       Gross      Estimated
                                   Carrying   Unrealized  Unrealized  Market
                                   Value      Gains       Losses      Value
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies         $ 77,930   $  590      $  117      $ 78,403
Obligations of states and
 political subdivisions             176,107   12,456          97       188,466
Corporate securities                  2,530       23           -         2,553
Mortgage-backed securities           86,870      931         225        87,576
 Total                             $343,437  $14,000        $439      $356,998

  The carrying value and estimated market value of securities held-to-maturity are as follows (in thousands):
                                               December 31, 1994
                                             Gross       Gross       Estimated
                                 Carrying    Unrealized  Unrealized   Market
                                 Value       Gains       Losses       Value
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                     $261,922     $1,896      $10,807    $253,011
Obligations of states
 and political subdivisions        194,686      7,493        2,926     199,253
Corporate securities                 4,258          9           28       4,239
Mortgage-backed securities         118,421         94        5,565     112,950
 Total                            $579,287     $9,492      $19,326    $569,453


  As allowed by the transition provisions in the guide to implementation of SFAS No. 115 issued by the FASB in November 1995, FMB transferred securities with an amortized cost of $110,674,000 from the held-to-maturity to the available-for-sale category on December 27, 1995. The net unrealized gain on the securities transferred amounted to $421,000.

  As of December 31, 1995, all holdings of debt securities were of investment grade with over 95% of the holdings rated A or better by either Moody's or Standard and Poor's. Securities not rated by a nationally recognized organization represent smaller local issues which in management's opinion, if rated, would qualify as A or better. Securities with a carrying value of $195,283,000 at December 31, 1995 were pledged for various purposes as required or permitted by law.

  The carrying value and estimated market value of debt securities, by contractual maturity, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For the purposes of this table, the maturities of mortgage-backed securities have been determined using weighted-average expected lives, taking into account anticipated future prepayments. Maturities of investments in debt securities as of December 31, 1995 are as follows (in thousands):

                                  Available-for-sale     Held-to-maturity
                                                                    Estimated
                                Amortized   Carrying    Carrying    Market
                                Cost        Value       Value       Value
Due in one year or less         $ 81,989    $ 81,846    $ 67,279    $ 67,797
Due after one year through
 five years                      205,668     207,940     175,580     180,559
Due after five years
 through ten years                23,502      24,024      82,975      89,907
Due after ten years                2,085       2,197      17,603      18,735
 Total debt securities           313,244     316,007    $343,437    $356,998

Equity securities                  7,463       7,463
 Total                          $320,707    $323,470


 Proceeds from sales of securities during 1995, 1994 and 1993 were $6,240,000, $16,097,000 and $10,808,000, respectively. Gross gains of $339,000, $45,000 and $145,000 and gross losses of $15,000, $342,000 and $18,000 were realized on those sales for 1995, 1994 and 1993, respectively.

  NOTE 4. LOANS

  The composition of the loan portfolio is as follows (in thousands):
                                                        December 31,
                                                  1995               1994
Commercial, financial and agricultural          $ 573,587          $ 513,968
Real estate:
 Commercial                                       453,255            410,204
 Construction                                     152,912            106,753
 Residential                                      528,478            483,863
 Held-for-sale                                      8,626              2,116
Consumer                                          417,712            374,576
 Total                                         $2,134,570         $1,891,480

    The Banks have granted loans to directors and executive officers of FMB and its significant subsidiaries and to their associates. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $31,797,000 and $33,529,000 at December 31, 1995 and 1994, respectively. During 1995, $11,352,000 of new loans were made, repayments amounted to $10,495,000 and changes in persons included, decreased the aggregate loans to related parties by $2,589,000.


NOTE 5. ALLOWANCE FOR LOAN LOSSES


A summary of the activity in the allowance for loan losses (ALL) is as follows
(in thousands):
                                              December 31,
                                     1995         1994         1993
Balance, at beginning of year        $23,758      $20,523      $18,943
 Provision charged to operations       7,668        6,459        5,262
 Loan losses                          (6,728)      (5,366)      (5,237)
 Loan loss recoveries                  2,126        2,142        1,555
Balance, at end of year              $26,824      $23,758      $20,523


  Information about FMB's impaired loans is as follows as of and for the year ended (in thousands):

                                                         December 31, 1995
Recorded balance of impaired loans at end of year:
 With related ALL                                          $  1,684
 With no related ALL                                          2,969
  Total                                                    $  4,653

Average balance of impaired loans for the year             $  6,586

ALL related to impaired loans                              $    461

Interest income on impaired loans:
 Recorded on a cash basis                                  $     46
 Recorded on an accrual basis                                   118
 Foregone due to impairment                                     755

NOTE 6. PREMISES AND EQUIPMENT

  Premises and equipment consists of the following (in thousands):
                                                        December 31,
                                                    1995            1994
Land and improvements                             $  15,967       $  16,348
Building and improvements                            47,383          42,827
Furniture and equipment                              43,823          41,432
 Total                                              107,173         100,607
Accumulated depreciation                            (39,279)        (36,040)
 Net premises and equipment                       $  67,894       $  64,567


NOTE 7. SHORT-TERM BORROWINGS


Short-term borrowings consist of the following (in thousands):

  December 31,
                                                        1995          1994
Securities sold under agreements to repurchase          $108,110      $122,758
Other                                                     26,213        50,021
 Total                                                  $134,323      $172,779


  FMB has an unsecured $25,000,000 standby loan agreement with another financial institution. Advances on the agreement bear interest at seven-tenths of a percent over the daily federal funds rate. This replaces the previous $10,000,000 line of credit. At both December 31, 1995 and 1994, $10,000,000 had been advanced under the respective agreements. The current agreement provides for conversion to a term loan of all amounts advanced on the standby loan as of August 15, 1996. Repayment of the term loan is anticipated to occur from future operating revenues.

  During 1995, various of the Banks obtained advances from the Federal Home Loan Bank (FHLB) of which they are members.

  FHLB advances consist of the following at December 31, 1995 (in thousands):

Maturity Date                         Interest Rate          Balance
October 27, 1997                         5.95%              $ 3,000
December 1, 1997                         5.42                 1,000
October 7, 1998                          5.86                 2,500
November 30, 1998                        5.53                 6,000
December 15, 2000                        5.86                 1,000
                                                            $13,500

  FMB's only significant category of short-term borrowings during the year is securities sold under agreements to repurchase, of which over 95% are one-day retail repurchase agreements. The amounts and interest rates for this category for the applicable periods are as follows (in thousands):

                               1995          1994          1993
End of period:
 Balance                       $108,110      $122,758      $100,866
 Weighted average rate             3.47%         3.51%         2.11%
Daily average:
 Balance                       $110,216      $109,029      $ 98,611
 Rate                              3.84%         2.88%         2.47%
Maximum amount outstanding
 at any month-end              $114,630      $122,758      $112,845

NOTE 8. LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):
                                                  December 31,
                                             1995            1994
8% Installment notes                         $   346         $   944
10% Subordinated debentures                    4,537           4,537
Prime Rate (8.50% at December 31, 1995)
 promissory note                                 295             431
Prime Rate bank note                               -           1,500
 Total                                       $ 5,178         $ 7,412


  The 8% installment notes are payable to a former shareholder of Oceana State Bank. Principal and interest payments are due semiannually on June 30 and December 31 through December 31, 1996.
  The 10% subordinated debentures are payable to former shareholders of Northwestern Bank Corporation. Interest is payable semiannually on January 30 and July 30 of each year. The debentures are scheduled to mature on May 31, 2001. The debentures may not be called for redemption by FMB prior to May 31, 1998.
  The prime rate promissory note is payable to a former shareholder of Superior. Monthly principal payments of $11,333, plus interest, continue through January 1998.
  The prime rate bank note was a demand note obligation of Superior to an unaffiliated bank. The note was repaid in December 1995.
  FMB will have long-term debt of $494,000 maturing in 1996, $136,000 in 1997, and $11,000 in 1998.


  NOTE 9. SHAREHOLDERS' EQUITY


  Common stock consists of 24,000,000 shares authorized, at $1 par value, of which 18,236,923 and 17,253,664 were outstanding at December 31, 1995 and 1994, respectively. On January 13, 1994, the Board of Directors declared a four-for-three stock split to shareholders of record on January 31,1994, payable February 28, 1994. The stock split is reflected in the consolidated statements of shareholders' equity at December 31, 1993. There are 1,558,715 common shares reserved for issuance under the dividend reinvestment, employee stock purchase and stock option plans, and the deferred compensation, deferred stock and current stock purchase plan for non-employee directors.

  Preferred stock consists of 1,000,000 shares authorized, at no par value, none of which are issued. There are 120,000 shares reserved for issuance under the Shareholder Protection Rights Plan (Plan).

  Under the Plan, one preferred share right (Right) was distributed as a dividend on each outstanding share of common stock. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of FMB in a manner that does not offer a fair price to all shareholders.

  Each Right will entitle shareholders to buy one one-hundredth of a share of preferred stock from FMB at an exercise price of $29.38. The Rights will be exercisable only if a person or group acquires 15 percent or more of the common stock. If any person or group does acquire 15 percent or more of FMB common stock, each Right will entitle its holder to purchase, for the exercise price, shares of FMB's common stock having a market value of twice the exercise price. Also, if any person or group acquires between 15 percent and 50 percent of FMB's common stock, the Board of Directors may elect to exchange one share of FMB's common stock or one one-hundredth of a share of preferred stock for each Right. FMB will be entitled to redeem the Rights at one cent per Right at any time before a 15 percent position has been acquired.

  NOTE 10. STOCK OPTION PLANS

  At December 31, 1995, 810,874 shares of common stock were reserved for issuance in connection with FMB's stock option plan. Options may be granted to certain executives and key employees at the fair market value of the stock on the date of grant. The plan provides that 100% of the shares become exercisable one year following the date granted.

  At December 31, 1995, options were outstanding for 583,288 shares, 470,791 of which were exercisable, with option prices ranging from $6.29 to $22.86 per share and expiration dates from January 17, 1996 to January 13, 2005. Options for 44,733 shares were exercised during the year ended December 31, 1995 at prices ranging from $6.29 to $18.54 per share.

NOTE 11. INCOME TAXES

  Income tax components are as follows (in thousands):
                                      Year ended December 31,
                                  1995         1994         1993
Income tax expense:
 Current                          $13,394      $ 9,978      $ 8,410
 Deferred                            (779)         132          199
  Total                           $12,615      $10,110      $ 8,609

Income tax expense (credit)
 included above which relates
 to security transactions         $  114       $  (87)      $    43


  The tax effect of temporary differences which give rise to a significant portion of FMB's deferred tax assets (liabilities) are as follows (in thousands):
                                           December 31,
                                        1995         1994
Allowance for loan losses               $ 9,165      $ 8,002
Accumulated depreciation                 (3,564)      (3,104)
Retirement plans                         (2,043)      (1,863)
Loan fees                                  (394)        (316)
Deferred compensation                     1,229        1,001
Available-for-sale securities
 valuation                                 (966)       1,554
Other                                       169           63
 Net deferred tax assets included
  in other assets                       $ 3,596      $ 5,337


  The amounts shown for income tax expense on the consolidated statements of income are less than amounts computed by applying the statutory federal income tax rate to income before taxes. A reconciliation of such amounts is as follows (in thousands):
                                         Year ended December 31,
                                     1995          1994         1993
Income taxes at statutory rate       $16,984       $14,872      $13,330
Tax-exempt interest income            (4,714)       (4,907)     (4,792)
Goodwill amortization                    103           103         103
Statutory rate increase on net
 deferred tax benefit items                -             -        (106)
Other                                    242            42          74
 Income tax expense                  $12,615       $10,110     $ 8,609
Effective income tax rate               26.0%         23.8%       22.6%
Statutory income tax rate               35.0          35.0        35.0

NOTE 12. EMPLOYEES' BENEFIT PLANS

  The cost of FMB's noncontributory pension plan was $1,715,000 for 1995,
$1,509,000 for 1994 and $1,285,000 for 1993. Net pension cost includes the following components (in thousands):
                                      Year ended December 31,
                                 1995           1994        1993
Service cost                     $  1,535      $ 1,558      $  1,283
Interest cost                       2,152        1,959         1,779
Actual return on plan assets       (2,339)      (2,260)       (2,202)
Net amortization and deferral         367          252           425
 Net periodic pension cost       $  1,715      $ 1,509      $  1,285

Major actuarial assumptions:
 Weighted-average discount rate       7.5%         7.5%          8.0%
 Rate of increase in future
  compensation levels                 5.0          5.0           5.0
 Expected long-term rate of
  return on plan assets               9.0          9.0           9.0



  The pension plan's funded status and amounts recognized in FMB's consolidated balance sheets are as follows (in thousands):
                                                     December 31,
                                                  1995           1994
Accumulated benefit obligation,
 including vested benefits of
 $23,120,000 and $20,342,000,
 respectively                                     $25,054        $22,227
Projected benefit obligation
 for service rendered to date                     $31,671        $29,050
Plan assets at fair value,
 primarily corporate and
 governmental obligations and
 mutual funds                                      32,046         25,833
Projected benefit obligation
 (in excess of) less than plan assets                 375         (3,217)
Unrecognized prior service cost                    (2,152)           (95)
Unrecognized net loss                               7,630          8,634
Unrecognized net transition obligation                 40             55
 Prepaid pension cost included in other
  assets                                          $ 5,893        $ 5,377



  The matching contributions to FMB's defined contribution 401(k) plan amounted to $747,000 for 1995, $552,000 for 1994, and $499,000 for 1993.

  The cost of FMB's postretirement benefit plan was $112,000 for 1995, $249,000 for 1994 and $261,000 for 1993. Net periodic postretirement benefit cost includes the following components (in thousands):

                                          Year ended December 31,
                                        1995        1994       1993
Service cost                            $   18      $   114    $  105
Interest cost                               60           76        87
Return on plan assets                       (2)          (2)        -
Net amortization and deferral               36           61        69
 Net periodic postretirement
  benefit cost                          $  112      $   249   $   261

Major actuarial assumptions:
 Weighted-average discount rate            7.5%        7.5%      8.0%
 Health care cost trend rate              10.5        12.5      13.0


  The postretirement benefit plan's funded status and amounts recognized in FMB's consolidated balance sheet are as follows (in thousands):

                                                      December 31,
                                                  1995          1994
Accumulated postretirement benefit obligation:
 Retirees                                         $   168       $   65
 Fully eligible active plan participants              562          207
 Other active plan participants                       115          902
  Total                                               845        1,174
 Plan assets at fair value, primarily cash             26           37
 Accumulated postretirement benefit obligation
  in excess of plan assets                            819        1,137
 Unrecognized transition obligation                  (908)        (978)
 Unrecognized gain                                    539          230
  Accrued other postretirement benefit cost
   included in other liabilities                 $    450       $  389


  The health care cost trend rate is assumed to decrease 0.5% annually through the year 1997 and 1.0% annually through the year 2002 to a rate of 5.0% and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase of 1.0% each year in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1995 by $38,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1995 by $4,000.

NOTE 13. DATA PROCESSING COMMITMENTS

  FMB is a party to an agreement with a service company under which the latter furnishes data processing services and equipment to FMB and certain of its subsidiaries. FMB is required to pay minimum charges under the agreement and additional service fees depending on the volume of accounts. FMB furnishes the facilities to house the service center and is responsible for utilities, maintenance and other related costs.

  Total expense for data processing services under this agreement was $3,888,000 for 1995, $3,503,000 for 1994 and $3,338,000 for 1993, including charges for services and amortization of software costs.


  The remaining minimum charges are payable as follows (in thousands):

1996             $ 4,388
1997             $ 4,385
1998             $ 4,374
1999             $ 1,287
 Total           $14,434


NOTE 14. SUPPLEMENTAL INCOME STATEMENT INFORMATION


  The components of other operating income and other operating expenses that are detailed pursuant to various generally accepted accounting principles are as follows (in thousands):

                                          Year ended December 31,
                                     1995         1994         1993
Other operating income:
 Fees and gains on sale of loans     $ 2,139      $ 2,095      $ 7,249
Other operating expenses:
 Printing and supplies                 3,217        2,758        2,524
 Computer processing                   4,128        3,712        3,546
 Professional services                 2,467        2,264        2,487
 Advertising and promotion             2,436        2,179        1,841


NOTE 15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  FMB is party to financial instruments with off-balance-sheet risk, all of which are entered into for purposes other than trading. These instruments are used in the normal course of business to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates and include commitments to extend credit, letters of credit, and interest rate swaps. To varying degrees, they involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement FMB has in these particular categories of financial instruments. Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Letters of credit are conditional commitments issued by the Banks to guarantee the performance of customers to third parties. Letters of credit are written for a fixed period of time, usually one year or less, and generally require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

  For both commitments to extend credit and letters of credit, the Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

  FMB and its subsidiaries enter into interest rate swap agreements as a part of the asset/liability management process to hedge its short-term interest sensitivity position against the impact of changes in interest rates. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The interest rate differential to be paid or received is recognized in interest income over the life of the agreements.

  FMB's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. For interest rate swap agreements, the notional amounts do not represent exposure to credit loss. FMB controls the credit risk for interest rate swap agreements through credit approvals, limits and monitoring procedures.


  The contract or notional amounts of financial instruments with off-balance-
sheet risk, held for purposes other than trading, are as follows (in thousands):
                                                 December 31,
                                           1995               1994
Financial instruments whose
  contract amounts represent
  credit risk:
 Commitments to extend credit              $572,313           $493,206
 Standby letters of credit                   36,677             34,306
 Other letters of credit                        880              1,654
Financial instruments whose
  notional or contract amounts
  exceed the amount of credit risk:
 Interest rate swap agreements               20,000             20,000


  Substantially all of FMB's business during the years presented is with customers in the State of Michigan with no group concentrations of credit.


  NOTE 16. DISCLOSURES ABOUT ESTIMATED FAIR VALUE OF FINANCIAL
INSTRUMENTS

  Most of FMB's assets and liabilities are considered financial instruments. Many of FMB's financial instruments lack an available trading market, and it is the intent and general practice of FMB to hold its financial instruments to maturity. As a result, significant assumptions and present value calculations were used in determining estimated fair values.

  For financial instruments bearing a variable interest rate, it is presumed that recorded book values are reasonable estimates of fair value. For all other financial instruments, the following methods and assumptions were used to estimate fair values:

Cash and cash equivalents

  Recorded book value of cash and due from banks and federal funds sold is a reasonable estimate of fair value.

Interest bearing deposits with banks

  The present value of future cash flows from interest bearing deposits with banks is used to determine estimated fair value. The discount rates used are the current rates that FMB would receive for similar deposits.

Securities

  Quoted market prices for the specific instruments owned, or for similar securities, are used to determine estimated fair value.

Loans

  FMB holds in its portfolio few loans of the type that are readily salable in the secondary market, or that are commonly used to collateralize investment securities. Therefore, the present value of estimated future cash flows from the loan portfolio is used to determine fair value. The discount rates used are the current rates at which loans with similar terms would be made to borrowers with similar credit ratings.

Deposits without stated maturities

  Recorded book value of non-interest bearing demand deposits and savings and NOW account deposits, representing the amount payable on demand at the reporting date, is a reasonable estimate of fair value.

  The relationship value of these instruments, commonly referred to as the core deposit intangible, is not considered a financial instrument and is not included in the fair value disclosure. The value of the core deposit intangible would significantly increase the estimated fair value of FMB's financial assets.

Deposits with stated maturities

  The present value of future cash flows for time deposits is used to determine estimated fair value. The discount rates used are the current rates offered for time deposits with similar maturities.

Short-term borrowings

  Recorded book value is a reasonable estimate of fair value due to the relatively short period between origination and expected repayment of these instruments.

Long-term debt

  The present value of future cash flows for long-term debt issues is used to determine estimated fair value. The discount rate used is the average of quoted yields to maturity on trades of similarly-rated financial institution debt issues.

Off-balance-sheet financial instruments held for purposes other than trading

  For interest rate swap agreements, dealer quotes for the specific instruments owned are used to determine estimated fair value. These values represent the estimated amount FMB would pay to terminate the agreements, taking into account the current interest rates. For commitments to extend credit and letters of credit, the fees currently charged for similar agreements are used to determine estimated fair value. Given the market in which it operates, FMB seldom charges fees on commitments to extend credit.

Accrued interest

  Accrued interest receivable and payable on financial instruments is included in the reported values of the underlying instruments. For accrued interest receivable and payable, the recorded book values are reasonable estimates of fair value.

  The remaining assets and liabilities of FMB are not considered financial instruments and have not been valued differently than is customary under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded below, the difference between total financial assets and financial liabilities does not, nor is it intended to, represent the market value of FMB. Furthermore, the estimated fair value information may not be comparable between financial institutions due to the wide range of valuation techniques permitted, and assumptions necessitated, in the absence of an available trading market.


  The estimated fair values of FMB's financial instruments are as follows
(in thousands):

                              December 31, 1995         December 31, 1994
                             Carrying     Fair         Carrying     Fair
                             Value        Value        Value        Value
Financial Assets
 Cash and cash equivalents   $ 235,682    $ 235,682    $ 124,022    $ 124,022
 Interest bearing deposits
   with banks                    5,319        5,348        4,001        3,917
 Securities                    676,581      690,143      724,625      685,119
 Loans, net of allowance     2,121,545    2,140,931    1,879,041   $1,870,970
  Total financial assets    $3,039,127   $3,072,104   $2,731,689   $2,684,028

Financial Liabilities
 Deposits without stated
  maturities                $1,186,555   $1,186,555   $1,174,770   $1,174,770
 Deposits with stated
  maturities                 1,540,961   1,549,526     1,236,219    1,215,851
 Short-term borrowings         134,412     134,412       172,824      172,824
 Long-term debt                  5,369       5,728         7,611        7,842
  Total financial
   liabilities              $2,867,297  $2,876,221    $2,591,424   $2,571,287

Off-Balance-Sheet Financial
   Instruments Held For
   Purposes Other Than
   Trading
 Interest rate swap
  agreements                      $(4)       $(290)         $45         $(207)
 Commitments to extend credit      n/a           -          n/a             -
 Letters of credit                 n/a        (213)         n/a          (173)
  Total off-balance-sheet
   financial instruments          $(4)       $(503)         $45         $(380)



NOTE 17. FIRST MICHIGAN BANK CORPORATION (PARENT COMPANY
ONLY) FINANCIAL
INFORMATION


Balance Sheets (in thousands)
                                                 December 31,
                                            1995              1994
Assets
 Cash and cash equivalents                   $    811         $    770
 Interest bearing deposits with banks          15,200            7,000
 Investment in subsidiaries                   225,675          203,747
 Premises and equipment                        18,684           18,985
 Other assets                                  11,600           11,328
  Total assets                               $271,970         $241,830

Liabilities and Shareholders' Equity
 Liabilities:
  Short-term borrowings                      $ 10,011         $ 10,011
  Long-term debt                                4,883            5,481
  Other liabilities                            10,303            8,468
   Total liabilities                           25,197           23,960
 Shareholders' equity                         246,773          217,870
  Total liabilities and shareholders'
   equity                                    $271,970         $241,830


Statements of Income (in thousands, except per share data)
                                           Year ended December 31,
                                       1995          1994          1993
Income
 From subsidiaries:
  Dividends                            $27,600       $16,550       $15,000
  Centralized support service fees      15,696        12,093        11,497
  Interest on notes receivable               -            17            49
 Investment interest                       451           534           581
 Other                                      15            (6)            5
  Total income                          43,762        29,188        27,132
Expense
 Salaries and employee benefits         13,325        10,576       10,050
 Interest on long-term debt                508           643          734
 Other                                   9,241         6,927        6,532
  Total expense                         23,074        18,146       17,316
Income before applicable income
 tax benefit and equity in
 undistributed net income of
 subsidiaries                           20,688        11,042       9,816
 Income tax benefit                      2,225         1,723       1,617
Income before equity in
 undistributed net income
 of subsidiaries                        22,913        12,765      11,433
 Equity in undistributed
  net income of subsidiaries            12,997        19,615      18,044
Net Income                             $35,910       $32,380     $29,477

 Net Income Per Share                    $1.95         $1.76       $1.59


  Statements of Cash Flows (in thousands)
                                            Year ended December 31,
                                       1995           1994           1993
Cash Flows From Operating Activities
 Net income                            $ 35,910       $ 32,380       $ 29,477
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Provision for depreciation,
   amortization and accretion             2,378          1,914          1,970
  Deferred income taxes                     (53)           428            541
  Other net                               2,102           (536)           (88)
  Equity in undistributed net
   income of subsidiaries               (12,997)       (19,615)       (18,044)
   Total adjustments                     (8,570)       (17,809)       (15,621)
   Net cash provided by operating
    activities                           27,340         14,571         13,856
Cash Flows From Investing Activities
 Net (increase) decrease in interest
  bearing deposits with banks            (8,200)         8,000            (54)
 Proceeds from maturities of
  securities                                  -              -          1,000
 Purchase of premises and equipment
  and other assets                       (3,946)          (959)          (425)
 Proceeds from sale of premises and
  equipment                                 714          2,034              -
 Contribution to capital of
  subsidiaries                           (4,250)        (8,900)        (1,850)
  Net cash provided by (used in)
   investing activities                 (15,682)           175         (1,329)
Cash Flows From Financing Activities
 Decrease in short-term borrowings            -             (3)             -
 Repayment of long-term debt               (598)        (1,497)          (741)
 Cash dividends and fractional shares   (13,386)       (10,703)        (8,505)
 Proceeds from issuance of common stock   4,278          3,641          2,193
 Common stock repurchased                (1,911)        (6,311)        (5,427)
  Net cash used in financing activities (11,617)       (14,873)       (12,480)
Increase (decrease) In Cash and
  Cash Equivalents                           41           (127)            47
Cash and Cash Equivalents, At
  Beginning of Year                         770            897            850
Cash and Cash Equivalents, At End of
 Year                                  $    811       $    770      $     897


NOTE 18. REGULATORY RESTRICTIONS

  The Banks may, from time to time, be required to maintain certain average reserve balances with the Federal Reserve Bank. During 1995 and 1994, these reserves were $6,891,000 and $7,481,000, respectively.

  Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans that a bank may pay to its parent company. Of the $223,778,000 in net assets of the Banks, $45,461,000 is available for dividends to the parent company in 1996 (before considering 1996 net income), and the remaining $178,317,000 is restricted based on minimum risk-based capital requirements now in effect.


   We have audited the accompanying consolidated balance sheets of First Michigan Bank Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. these financial statements are the responsibility of FMB's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of First Michigan Bank Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                          /s/BDO Seidman, LLP
                                          BDO Seidman, LLP
                                          January 18, 1996
                                          Grand Rapids, Michigan


Quarterly Financial Information (in thousands, except per share data)

                                                      1995
                                First      Second      Third      Fourth
                                Quarter    Quarter     Quarter    Quarter
Results of operations
 Interest income                $56,253    $59,663     $61,234    $63,059
 Interest expense                26,482     28,948      29,535     30,298
  Net interest income            29,771     30,715      31,699     32,761
 Provision for loan losses        1,748      1,880       1,986      2,054
 Non-interest income              6,979      7,272       7,789      8,402
 Non-interest expense            24,318     24,586      24,836     25,455
  Income before income taxes     10,684     11,521      12,666     13,654
 Income tax expense               2,580      2,916       3,333      3,786
  Net income                   $  8,104   $  8,605    $  9,333   $  9,868

  Total cash dividends         $  3,284   $  3,452    $  3,456   $  3,829

Per common share information
 Net income                    $    .44   $    .47    $    .51   $    .53
 Cash dividends declared*           .18        .19         .19        .21
 Book value                       12.41      12.79       13.12      13.53

  *Cash dividends declared per share have been adjusted to reflect the four-for-three stock split paid in February, 1994 and 5% stock dividends paid in May, 1995 and 1994.


Quarterly Financial Information (in thousands, except per share data)

                                                    1994
                                First       Second     Third       Fourth
                                Quarter     Quarter    Quarter     Quarter
Results of operations
 Interest income                $43,479     $46,970    $50,460     $53,352
 Interest expense                17,430      18,765     21,050      23,283
  Net interest income            26,049      28,205     29,410      30,069
 Provision for loan losses        1,563       1,529      1,530       1,837
 Non-interest income              7,476       6,555      7,212       6,985
 Non-interest expense            22,511      22,700     23,709      24,092
  Income before income taxes      9,451      10,531     11,383      11,125
 Income tax expense               2,016       2,579      2,809       2,706
  Net income                   $  7,435   $   7,952   $  8,574    $  8,419

  Total cash dividends         $  2,642   $   2,845   $  2,840    $  3,161

Per common share information
 Net income                    $    .40   $     .43   $    .47    $    .46
 Cash dividends declared*           .15         .16        .17         .18
 Book value                       11.41       11.59      11.84       12.03

Per share market price of stock
 High bid                      $ 20 1/8   $  22 5/8   $ 22 1/8    $ 22 3/8
 Low bid                         18 1/2      19 5/8     21 1/8      19 3/4
 Ending bid                      19 3/4      21 3/8     21 5/8      22 3/8

  *Cash dividends declared per share have been adjusted to reflect the four-for-three stock split paid in February, 1994 and 5% stock dividends paid in May, 1995 and 1994.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURES
None.

                                 PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                           Directors of Registrant
Information relating to directors and director nominees of the Registrant and compliance with Section 16(a) of the Exchange Act is contained under the caption "Information About Directors and Director Nominees" in the Registrant's definitive Proxy Statement, dated March 14, 1996, for the Annual Meeting of Shareholders to be held on April 18, 1996, as filed with the Commission, which information is incorporated by reference in this Form 10-K Annual Report.

                     Executive Officers of Registrant
Information relating to Executive Officers of the Registrant is included in
Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to compensation of the Registrant's executive officers is contained under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement, dated March 14, 1996, for the Annual Meeting of Shareholders to be held on April 18, 1996 as filed with the Commission, which information is incorporated by reference in this Form 10-K Annual Report, excluding the information included under the captions "Committee Report on Executive Compensation" and "Shareholder Return Performance Graph".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information concerning security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Beneficial Ownership of Management" and "Information about Directors and Director Nominees" in the definitive proxy statement dated March 14, 1996 for the Annual Meeting of Shareholders to be held April 18, 1996 as filed with the Commission, which information is incorporated herein by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to management transactions with the Registrant is contained under the caption "Other Transactions" in the Registrant's definitive Proxy Statement, dated March 14, 1996, for the Annual Meeting of Shareholders to be held on April 18, 1996, as filed with the Commission, which information is incorporated by reference in this Form 10-K Annual Report.

                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K
(a) 1.   Financial Statements
      The following financial statements of First Michigan Bank Corporation are filed as part of Item 8 of this Form 10-K Annual Report. Financial Statements and Supplementary Data.

      Consolidated Balance Sheets as of December 31, 1995 and 1994. Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

      Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

      Notes to Consolidated Financial Statements

      Independent Auditors' Report

      The above listed financial statements are included under Item 8. Financial Statements and Supplementary Data of this document.

(a) 2.     Financial Statement Schedules
      All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

(a) 3.     Exhibits
      Reference is made to the Exhibit Index which is found in this Form 10-K Annual Report.

(b)       Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended December 31, 1995.

For purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos.: 2-73711; 33-24591;
and 33-34461:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST MICHIGAN BANK CORPORATION


                                     /s/ David M. Ondersma
                               By:   David M. Ondersma
                                     (Chairman of the Board and Chief
                                     Executive Officer)


                                     /s/ Larry D. Fredricks
                               By:   Larry D. Fredricks
                                     (Principal Financial Officer)
                                     (Principal Accounting Officer)

Date: March 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 1996 by the following persons on behalf of the registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below hereby appoints David M. Ondersma as his or her attorney-in-fact, to sign in his or her name and on his on her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.



/s/ Roger A. Andersen
Roger A. Andersen, Director                 Donald W. Maine, Director


/s/ James H. Bloem                          /s/ Jack H. Miller
James H. Bloem, Director                    Jack H. Miller, Director


/s/ David M. Cassard                        /s/ David M. Ondersma
David M. Cassard, Director                  David M. Ondersma, Director


/s/ Doyle A. Hayes                          /s/ Merle J. Prins
Doyle A. Hayes, Director                    Merle J. Prins, Director


/s/ Robert J. Kapenga                       /s/ John W. Spoelhof
Robert J. Kapenga, Director                 John W. Spoelhof, Director


/s/ Meriam B. Leeke                         /s/ Stephen A. Stream
Meriam B. Leeke, Director                   Stephen A. Stream, Director


                                EXHIBIT INDEX
The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number                                                                 Page
* (10)    First Michigan Bank Corporation Pension Benefit
          Restoration Plan

  (21)    Subsidiaries of the Registrant.

  (23)(a) Consent of Independent Certified
          Public Accountants, dated March 27, 1996.

  (23)(b) Consent of Independent Certified
          Public Accountants, dated March 27, 1996, regarding the Registrant's Cash Option Plan.

  (27)    Financial data schedule.

  (29) Financial statements, financial statement schedules and report of independent accountants for the Registrant's Cash Option Plan.

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number                                       Original Filing Form and Date

 (3)(a) Article III of the Articles of       Exhibit (3) of Form 10-K for
        Incorporation of the Registrant      the year ended December 31, 1991.
        as amended, approved by a vote of
        shareholders on April 16, 1991.

    (b) Article VI of the Articles of        Exhibit 3(a) of Form 10-K for
        Incorporation of the Registrant      the year ended December 31, 1988.
        as amended, approved by a vote of
        the shareholders on April 12, 1988.

    (c) Articles of Incorporation of         Exhibit 3(a) of Form 10-K for
        the Registrant except for the        the year ended December 31, 1987.
        amendments to the Articles of
        Incorporation referenced above.

    (d) Bylaws of the Registrant             Exhibit 3(b) of Form 10-K for
                                             the year ended December 31, 1987.
 (4)    Instruments defining the rights
        of security holders, including
        indentures:

    (a) Automatic Dividend Reinvestment      Exhibit 4(a) of Form S-3,
        and Stock Purchase Plan of the       dated February 13, 1985,
        Registrant.                          File #2-95898.

(10)     Material Contracts:

   *(a) First Michigan Bank Corporation      Exhibit 10(d) of Form 10-K
        Employee Benefit Trust, dated        for the year ended December 31,
        August 14, 1980.                     1980.

   *(b) First Michigan Bank Corporation      Appendix A of the definitive
        1987 Stock Option Plan, approved     Proxy Statement, dated on
        by the Registrant's Board of         March 20, 1987.
        Directors March 12, 1987, approved
        by the shareholders and effective
        April 14, 1987.

   *(c) Form of Management Continuity        Exhibit 10 of Registration
        Agreement entered into between       Statement on Form S-4 dated
        the Registrant and certain           January 10, 1996.
        executive officers of the            (Reg. No. 333-00131)
        Registrant.

   *(d) Deferred Compensation, Deferred      Appendix A of the definitive
        Stock, and Current Stock Purchase    proxy statement, dated March 9,
        Plan for Non-Employee Directors,     1995.
        approved by the Registrant's Board
        of Directors December 8, 1994,
        approved by the shareholders and
        effective April 13, 1995.

* Indicates a compensatory arrangement.

                         EXHIBIT 10

                 FIRST MICHIGAN BANK CORPORATION

                 PENSION BENEFIT RESTORATION PLAN















VARNUM, RIDDERING, SCHMIDT & HOWLETTLLP
Bridgewater Place
333 Bridge Street, N.W.
Grand Rapids, MI 49504
(616) 336-6000


                        TABLE OF CONTENTS

                                                             Page


ARTICLE I -- PURPOSE                                            1

ARTICLE II -- DEFINITIONS AND CONSTRUCTION                      1
     2.1  Definitions                                           1
     2.2  Construction                                          4

ARTICLE III -- PARTICIPATION AND SERVICE                        4
     3.1  Participation                                         4
     3.2  Vesting Service                                       4
     3.3  Benefit Service                                       4

ARTICLE IV -- NORMAL RETIREMENT BENEFIT                         5
     4.1  Eligibility                                           5
     4.2  Amount of Benefit                                     5
     4.3  Effect of Postponed Retirement                        8
     4.4  Commencement of Benefits                              8

ARTICLE V -- EARLY RETIREMENT BENEFIT                           8
     5.1  Eligibility                                           8
     5.2  Amount of Benefit                                     8
     5.3  Commencement of Benefits                              9

ARTICLE VI -- DEFERRED VESTED BENEFIT                           9
     6.1  Eligibility                                           9
     6.2  Amount of Benefit                                     9
     6.3  Commencement, Duration, and Form of Payment           9

ARTICLE VII -- PRE-RETIREMENT SURVIVING SPOUSE BENEFIT         10
     7.1  Eligibility                                          10
     7.2  Amount of Benefit                                    10
     7.3  Commencement, Duration, and Form of Payment          10

ARTICLE VIII -- DISABILITY BENEFIT                             10
     8.1  Eligibility                                          10
     8.2  Disability Benefit                                   10
     8.3  Commencement, Duration and Form of Payment           11




                                                             Page

ARTICLE IX -- PAYMENT OF RETIREMENT BENEFITS                   11
     9.1  Standard Benefit                                     11
     9.2  Post-Retirement Surviving Spouse Benefit             12
     9.3  Optional Forms of Benefit                            12
     9.4  Commencement of Payment                              13
     9.5  Reduction of Benefits for Previous Payments          13
     9.6  Payment Pursuant to Qualified Domestic Relations
          Orders                                               13
     9.7  Benefits Upon Reemployment                           13

ARTICLE X -- FUNDING OF PLAN                                   13

ARTICLE XI -- ADMINISTRATION                                   13
     11.1  Plan Administrator                                  13
     11.2  Indemnification                                     13
     11.3  Records and Reports                                 14
     11.4  Appointment of Committee                            14
     11.5  Claims Procedure                                    14
     11.6  Rules and Decisions                                 15
     11.7  Committee Procedures                                15
     11.8  Authorization of Benefit Payments                   15
     11.9  Application and Forms for Benefits                  15
     11.10  Facility of Payment                                15

ARTICLE XII -- AMENDMENT OF PLAN                               16

ARTICLE XIII -- NONALIENATION OF BENEFITS AND DOMESTIC
RELATIONS ORDERS                                               16
     13.1  Nonalienation of Benefits                           16
     13.2  Procedure for Domestic Relations Orders             16

ARTICLE XIV -- MISCELLANEOUS                                   17
     14.1  Status of Participants                              17
     14.2  No Interest in Company Affairs                      17
     14.3  Litigation                                          18
     14.4  Governing Law                                       18
     14.5  Severability of Provisions                          18


                 FIRST MICHIGAN BANK CORPORATION
                 PENSION BENEFIT RESTORATION PLAN

     This Nonqualified Deferred Compensation Plan is adopted by First Michigan Bank Corporation, a Michigan corporation (the "Company") for itself and its subsidiaries.

                            ARTICLE I
                             PURPOSE

     The Company is adopting the First Michigan Bank Corporation Pension Benefit Restoration Plan (the "Plan") to provide additional retirement benefits for a select group of management and highly compensated employees. The benefits provided under this Plan will be in addition to those provided by the First Michigan Bank Corporation Defined Benefit Pension Plan and the First Michigan Bank Corporation Deferred Compensation Agreement for Larry B. Fredericks. This Plan will supersede the Supplemental Retirement Agreements between First Michigan Bank Corporation and David M. Ondersma, Stephen A. Stream, and Merle B. Prins.

     This Plan will not be funded and benefits under the Plan will be payable by the Company. This Plan is intended to be exempt from the requirements of Parts 2, 3 and 4 of Subtitle B of Title I of ERISA, and is not intended to satisfy the requirements of Section 401(a) of the Code. The provisions of this Plan will apply only to persons who are employed by the Company on or after the date on which this Plan is adopted.

                            ARTICLE II
                   DEFINITIONS AND CONSTRUCTION

     2.1 Definitions: The following words or phrases, when used in this Agreement, will have the following meanings:

          (a) Accrued benefit: The portion of a normal retirement benefit earned as of the date of the computation. It is a monthly benefit commencing at normal retirement date and computed in accordance with the normal retirement benefit formula in Section 4.2, using the participant's average monthly compensation and benefit service on the date of computation.

          (b) Actuarial equivalent: Equivalence in the present value of various forms of payment. Present values will be determined by the actuaries chosen by the Company based on the mortality table prescribed from time to time by the Secretary of the Treasury of the United States (currently the GAM '83 mortality table applied on a unisex basis) and the following interest rates:

               (A) For purposes of determining the value of lump sum distributions, the annual interest rate on 30-year treasury securities as published by the Board of Governors of the Federal Reserve System for the month of December of the year prior to the year in which the distribution is made;

               (B)  For all other purposes, 7% per annum.

          (c) Authorized leave of absence: Any absence authorized by the Company under its standard personnel policies from which the employee returns to active employment with the Company within the period authorized for the leave. An absence due to service in the armed forces of the United States will be considered an authorized leave of absence provided that the employee qualifies for reemployment rights under federal law, 38 USC Sections 2021 or 2024 or other statute of similar import, and returns to employment with the Company within the period provided by law. If an employee fails to return to active employment from any approved leave of absence within the time authorized for the leave, the employee will not be credited with any service for the period of the leave.

          (d) Average monthly compensation: The result obtained by dividing by 60 the total compensation of a participant during the five (5) consecutive calendar years in which the participant's compensation was highest during the last 10 calendar years of employment with the Company.

          (e) Benefit service: The period of a participant's employment considered in determining the amount of benefits payable to or on behalf of the participant and computed in accordance with Section 3.3.

          (f) Break in service: A participant incurs a break in service whenever employment with the Company terminates and the participant is credited with less than 501 hours of employment in the plan year of termination or in any subsequent plan year.

          (g) Code: The Internal Revenue Code of 1986, as amended from time to time.

          (h) Committee: The persons appointed to assist the Company in administering the Plan.

          (I) Company: First Michigan Bank Corporation, a Michigan corporation, or its successor.

          (j) Compensation: The smaller of 400% of the limit on compensation in Code Section 401(a)(17), as indexed, or the applicable amount from the following:

               (I) The sum of the participant's gross salary for the year and 50% of any bonuses paid to the participant during the year; or

               (ii) If the participant's gross salary for the year is less than the limit on compensation under Code Section 401(a)(17), the sum of the participant's salary plus 100% of any bonuses paid during the year, but minus 50% of the amount by which the sum of the salary plus bonuses exceeds the limit on compensation under Code
          Section 401(a)(17). The limit on compensation is $150,000 for 1995 and will be adjusted for changes in the cost of living in the future.

          (k) Covered Compensation: One-twelfth (1/12th) of the average for each participant of the social security taxable wage bases in effect for each calendar year during the 35-year period ending with the last day of the year in which the participant attains or will attain social security retirement age. The taxable wage base for the current year and each subsequent year will be assumed to be the same as the taxable wage base in effect as of the beginning of the plan year for which the determination is being made. If a participant continues working during the plan year in which the participant attains social security retirement age and thereafter, covered compensation will be the amount determined for the year in which the participant attains social security retirement age. For plan years prior to the 35-year period described in the first sentence, a participant's covered compensation will be equal to the taxable wage base for the plan year. Each participant's covered compensation will be redetermined for each plan year.

          (l) Controlled group: The group consisting of each corporation that is a member of a controlled group of corporations, as defined in Code Section 414(b), of which the Company is a member, each trade or business, whether or not incorporated, under common control, as defined in Code Section 414(c), of or with the Company; and each member of an affiliated service group, as defined in Code Section 414(m), of which the Company is a member.

          (m) ERISA: Public Law No. 93-406, the Employee Retirement Income Security Act of 1974, as amended from time to time.

          (n) Former participant: A person whose employment with the Company has terminated but who has an interest in the Plan.

          (o) FMBC Pension Plan: The First Michigan Bank Corporation Defined Benefit Pension Plan, as amended from time to time.

          (p) Normal retirement date: The later of the participant's 65th birthday or the 5th anniversary of the date of participation in the FMBC Pension Plan.

          (q) Participant: A person participating in the Plan in accordance with the provisions of Article III and employed by the Company or another member of the controlled group.

          (r) Plan: The First Michigan Bank Corporation Pension Benefit Restoration Plan as set forth in this document and any later amendments.

          (s) Plan year: The "fiscal year" of the Plan which will be the period of 12 consecutive months ending on December 31 of every year.

          (t) Vesting service: The period of participant's employment with the Company computed in accordance with Section 3.2 and used to determine eligibility for benefits under this Plan.

     2.2 Construction. The masculine gender is used throughout the Plan for purpose of simplicity only and is intended to include the feminine gender.

                           ARTICLE III
                    PARTICIPATION AND SERVICE

     3.1  Participation.   Participation in this Plan will be limited to
employees of the controlled group who are eligible to participate in the FMBC Pension Plan and whose benefit under that plan is limited by the maximum compensation limit of Code Section 401(a)(17) or the maximum benefit limit of Code Section 415. An eligible employee will become a participant in this Plan as of the first day of the plan year in which the employee's benefit under the FMBC Pension Plan is limited by either Code Section 401(a)(17) or 415.

     3.2  Vesting Service.   A participant's eligibility for benefits under
the Plan will be determined by the participant's vesting service.   A
participant will be credited with a year of vesting service under this Plan for each year for which the participant is credited with a year of vesting service under the FMBC Pension Plan.

     3.3  Benefit Service.   The amount of the benefit payable to or on behalf
of a participant will be determined on the basis of the participant's benefit
service.   Each participant will be credited with a year of benefit service under this Plan for each year for which the participant is credited with a year of benefit service under the FMBC Pension Plan and will be credited with such additional years of benefit service as may be required under any other agreements between the participant and the Company.

                            ARTICLE IV
                    NORMAL RETIREMENT BENEFIT

     4.1 Eligibility. A normal retirement benefit will be paid to each participant who:

          (a)  Has reached normal retirement date; and

          (b)  Thereafter has terminated employment with the Company.

     4.2 Amount of Benefit. The normal retirement benefit will be monthly payments for the life of the participant equal to the amount determined from the following minus the amount of the benefit the participant will receive from the FMBC Pension Plan:

          (a) Employees eligible for the FMBC Pension Plan on or before April 30, 1995. For participants who were eligible to participate in the FMBC Pension Plan on or before April 30, 1995, the amount equal to the greater of the following:

               (I) The sum of 0.45% of the participant's average monthly compensation that is in excess of the participant's covered compensation multiplied by the participant's years of benefit service, the participant's accrued benefit, if any, under the Northwestern State Bank pension plan as of May 31, 1991, and the applicable amount from the following:

                    (A)  For participants who were born prior to
               1935, 1.7% of the participant's average monthly compensation multiplied by the participant's benefit service;

                    (B)  For participants born during 1935, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned through April 30, 1995, plus 1.66% of average monthly compensation multiplied by benefit service earned after April 30, 1995;

                    (C)  For participants born during 1936, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned through April 30, 1995 plus 1.62% of average monthly compensation multiplied by benefit service earned after April 30, 1995;

                    (D)  For participants born during 1937, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned through April 30, 1995, plus 1.58% of average monthly compensation multiplied by benefit service earned after April 30, 1995;

                    (E)  For participants born during 1938, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned through April 30, 1995 plus 1.54% of average monthly compensation multiplied by benefit service earned after April 30, 1995; and

                    (F)  For participants born after 1938, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned through April 30, 1995 plus 1.5% of average monthly compensation multiplied by benefit service earned after April 30, 1995.

          Inasmuch as years of benefit service are limited to 30, the limitation will apply first to years of benefit service earned after April 30, 1995, and then to years of benefit service earned through April 30, 1995; or

               (ii) The sum of the participant's accrued benefit as of December 31, 1993, plus 0.45% of the participant's average monthly compensation that is in excess of the participant's covered compensation multiplied by years of benefit service earned after 1993, plus the applicable amount from the following:

                    (A)  For participants born prior to 1935,
               1.7% of the participant's average monthly compensation multiplied by the participant's benefit service earned after 1993;

                    (B)  For participants born during 1935, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned after 1993 and prior to May 1, 1995, and 1.66% of average monthly compensation multiplied by benefit service earned after April 30, 1995;

                    (C)  For participants born during 1936, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned after 1993 and prior to May 1, 1995, and 1.62% of average monthly compensation multiplied by benefit service earned after April 30, 1995;

                    (D)  For participants born during 1937, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned after 1993 and prior to May 1, 1995, and 1.58% of average monthly compensation multiplied by benefit service earned after April 30, 1995;

                    (E)  For participants born during 1938, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned after 1993 and prior to May 1, 1995, and 1.54% of average monthly compensation multiplied by benefit service earned after April 30, 1995; or

                    (F)  For participants born after 1938, 1.7%
               of the participant's average monthly compensation multiplied by the participant's benefit service earned after 1993 and prior to May 1, 1995, and 1.5% of average monthly compensation multiplied by benefit service earned after April 30, 1995.

          Inasmuch as years of benefit service are limited to more than 30, the limitation will apply first to benefit service earned after April 30, 1995, then to benefit service earned after 1993 and prior to May 1, 1995, and finally to benefit service earned prior to 1994.

          (b)  Employees who become eligible for the FMBC Pension Plan after
     April 30, 1995.   For employees who become eligible to participate in
     the FMBC Pension Plan after April 30, 1995, the amount equal to the participant's years of benefit service multiplied by the sum of 1.5% of the participant's average monthly compensation plus 0.45% of the participant's average monthly compensation that is in excess of the participant's covered compensation.

     Participants who receive benefits in the form of a joint and survivor annuity or other optional form of payment will have their benefits adjusted by the amount necessary to make the optional form of payment the actuarial equivalent of the benefit provided in this section.

     4.3 Effect of Postponed Retirement. A participant who continues employment beyond normal retirement date will have a fully vested right to a normal retirement benefit, but will not receive any retirement benefit payments until the first day of the month after employment terminates. When payments begin, the amount of the monthly retirement benefit will be equal to the greater of the following:

          (a) The actuarial equivalent of the monthly benefit to which the participant was entitled at normal retirement date; or

          (b) The monthly retirement benefit based on years of benefit service and average monthly compensation at retirement.

     4.4 Commencement of Benefits. Payment will begin on the first day of the month after the participant meets all requirements for eligibility and be made in accordance with Article IX.

                            ARTICLE V
                     EARLY RETIREMENT BENEFIT

     5.1  Eligibility.  A participant who has attained age 55, completed five
(5) or more years of benefit service, and thereafter terminates employment with the Company will be entitled to receive an early retirement benefit.

     5.2 Amount of Benefit. The early retirement benefit will be equal to the participant's accrued benefit. If payment of benefits is to commence prior to normal retirement date, the monthly benefit will be reduced as follows:

          (a) For participants who were born prior to 1940, the monthly benefit will be reduced by 0.4166% per month for each month that the commencement of benefits precedes the month of the participant's 62nd birthday during the period from the participant's 60th birthday to the participant's 62nd birthday, and by 0.5% for each month by which commencement of benefits precedes the participant's 60th birthday; and

          (b) For participants born after 1939, the monthly benefit will be reduced by 0.2% per month for each month that the commencement of benefits precedes the month of the participant's 65th birthday during the period from the participant's 62nd birthday to the participant's 65th birthday and by 0.4% per month for each month by which commencement of benefit precedes the participant's 62nd birthday. If, however, the participant's monthly benefit would be greater if based on the participant's accrued benefit as of April 30, 1995 and the reduction factors in subsection (a), the participant will be entitled to the larger monthly benefit.

     5.3 Commencement of Benefits. Payment of the early retirement benefit will begin on the first day of the month after the participant meets the requirements and requests payment, and will be payable in accordance with
Article IX.

                            ARTICLE VI
                     DEFERRED VESTED BENEFIT

     6.1 Eligibility. A participant will be fully vested in an accrued benefit after completing five (5) years of vesting service with the Company. A participant will be eligible for a deferred vested benefit if the participant:

          (a) has completed at least five (5) years of vesting service with the Company; and

          (b) has terminated employment for reasons other than death or disability.


     6.2 Amount of Benefit. A participant's deferred vested benefit will be equal to the participant's accrued benefit.

     6.3 Commencement, Duration, and Form of Payment. Payment of the deferred vested benefit will begin on the first day of any month after the former participant has attained age 55 and filed an application for payment. If benefit payments begin before the participant's 65th birthday, the monthly payments will be reduced in accordance with Section 5.2. Payment will be made in accordance with Article IX.

                           ARTICLE VII
             PRE-RETIREMENT SURVIVING SPOUSE BENEFIT

     7.1 Eligibility. The spouse of a participant will receive a survivor's benefit if the participant:

          (a) dies while employed by the Company after becoming eligible for an early or normal retirement benefit, or a deferred vested benefit.

          (b) is survived by a spouse to whom the participant was married for at least one (1) year at the time of death.

     7.2 Amount of Benefit. The survivor's benefit will be computed as if the deceased participant had retired in the manner for which the participant was eligible on the day before death and elected payment of retirement benefits in the form of a joint and 66 2/3% survivor annuity with the spouse.

     7.3 Commencement, Duration, and Form of Payment. The survivor's benefit will be payable in the form of a monthly pension commencing on the first day of the month following the participant's death or the date on which the participant would have been eligible to begin receiving early retirement benefits, whichever date is later, and continuing every month thereafter to and including the month in which the surviving spouse dies.

                           ARTICLE VIII
                        DISABILITY BENEFIT

     8.1 Eligibility. A participant who has at least five (5) years of benefit service and whose employment terminates because of disability before the participant is eligible for a normal retirement benefit will be eligible for a disability benefit. For purposes of this article, the term "disability" means a physical or mental condition that qualifies the participant for disability benefits under the federal Social Security Act and, in the judgment of the committee, permanently prevents the participant from satisfactorily performing the participant's usual duties for the Company or the duties of any other position or job offered to the participant by the Company and for which the participant is qualified by reason of training, education, or experience.

     8.2 Disability Benefit. A participant who is eligible for a disability benefit will continue to be credited with years of benefit service on the basis of the participant's normal work schedule for the period from the date employment terminated until the participant attains age 65, dies, or recovers from the disability, whichever occurs first. When the disabled participant attains age 65, dies, or recovers from the disability, whichever occurs first, the disabled participant or surviving spouse will be eligible for the benefits for which they would have been eligible if employment had terminated on that date.

     8.3 Commencement, Duration and Form of Payment. The disability benefit will be payable in the form of a monthly pension commencing on the first day of the month following the date on which the participant or surviving spouse would have been eligible for normal retirement, early retirement, deferred vested or surviving spouse benefits if employment had continued until the participant attained age 65, died, or recovered from the disability, whichever occurs first, and will be payable in accordance with Article IX.

                            ARTICLE IX
                  PAYMENT OF RETIREMENT BENEFITS

     9.1 Standard Benefit. Benefits will be paid as follows unless an optional form of benefit is elected:

          (a) If the participant is not married at the time benefit payments begin, the benefit will be payable in monthly installments from the commencement date to and including the month in which the participant dies; and

          (b) If the participant is married at the time payments begin, benefits will be paid in the form of a joint and 50% survivor annuity with the spouse. Payment in this form may be waived only by the participant and the spouse during the period beginning 90 days prior to the benefit commencement date.

     A joint and 50% survivor annuity is an annuity commencing immediately that will provide monthly payments to the participant from the commencement date to and including the month in which the participant dies and, thereafter, monthly payments to the spouse, if surviving, for the balance of the spouse's life in an amount equal to 50% of the monthly payments to the participant.
The amount of the monthly payments under the joint and 50% survivor annuity will be adjusted so that the payments to the participant and the spouse will be the actuarial equivalent of payments for the life of the participant only.

     The Company will furnish each participant at least 90 days prior to benefit commencement date, with a written explanation of the terms and conditions of the joint and survivor annuity and the other optional forms of payment provided under this Article. The explanation will advise the participant of the right to elect a form of payment other than the joint and 50% survivor annuity and the requirement that the participant's spouse consent to the election of an optional form. The explanation will advise the participant that any elections concerning benefits can be changed or revoked by the participant and, where necessary, the spouse at any time prior to the date on which benefit payments commence.

     If the participant is married on the date the benefit payments commence, then the participant's spouse must consent in writing to the payment of the retirement benefit in any form other than a joint and 50% survivor annuity with the spouse. An election to have benefits paid in any form other than joint and 50% survivor annuity can be made by the participant and spouse only during the period of 90 days prior to the date on which benefits are to commence. The spouse's consent must acknowledge that the spouse understands the effect of electing another form of benefit, and must be signed in the presence of a representative of the Company or witnessed by a notary public.

     9.2 Post-Retirement Surviving Spouse Benefit. The surviving spouse of a former participant will be entitled to a benefit if:

          (a) the former participant's employment with the Company terminated after completing the requirements for normal retirement, early retirement, or deferred vested benefits under the Plan;

          (b) the former participant died before payment of benefits under the Plan; and

          (c) the former participant had been married to the spouse for a period of at least one (1) year on the date of death.

     The post-retirement surviving spouse benefit will be computed as if the former participant had elected payment of retirement benefits in the form of a joint and 50% survivor annuity with the spouse. Payment will commence as of the first day of the month following the participant's death or the date on which the participant would have been eligible to begin receiving early retirement benefits, whichever date is later, and will continue every month thereafter to and including the month in which the surviving spouse dies.

     9.3 Optional Forms of Benefit. At any time during the election period described above, a participant and spouse, if any, may elect payment in one of the optional forms described below by filing a written application with the committee. Upon receipt of a proper application, the committee will authorize payment in accordance with the application and in any of the following methods:

          (a) Monthly payments for a period of 5, 10, or 15 years, or the participant's lifetime, whichever period is longer;

          (b)  Monthly payments during the lifetime of the participant only;

          (c) Monthly payments in the form of a joint and 66 2/3% or 100% survivor annuity with the participant's spouse; or

          (d) If the actuarially equivalent present value of the benefit is $50,000 or less, then a single lump sum payment of the present value of the benefit.

     9.4 Commencement of Payment. Benefits payable under the Plan will commence as soon as administratively practical after the participant or surviving spouse is eligible for payment and has filed an application for benefits.

     9.5 Reduction of Benefits for Previous Payments. If a participant receives a lump sum payment of any benefits under the Plan and thereafter is employed by the Company, the benefits payable upon any subsequent retirement will be reduced by the actuarial equivalent of the earlier payments.

     9.6 Payment Pursuant to Qualified Domestic Relations Orders. Benefits payable pursuant to a qualified domestic relations order will be made in accordance with the order and upon proper application by the alternate payee. Payment to the alternate payee may begin anytime after the earlier of the following:

          (a) The date on which the participant is entitled to payment of benefits under the Plan; or

          (b)  The date the participant attains age 55.

     9.7 Benefits Upon Reemployment. A participant will not be entitled to any benefits under this Plan for any month in which the participant returns to active service with the Company and works more than 40 hours. When a former retiree's employment terminates again, retirement benefit will be recomputed on the basis of the participant's age and accrued benefit at the time of termination of employment.

                            ARTICLE X
                         FUNDING OF PLAN

     This Plan is intended to be unfunded. Benefits under the Plan are payable from the general assets of the Company. The Company may designate certain assets as assets of the Plan, but these assets will still be subject to the claims of creditors of the Company. The Company may establish a trust and fund it with the assets designated for the Plan, but the assets of the trust will still be subject to the claims of the creditors of the Company.

                            ARTICLE XI
                          ADMINISTRATION

     11.1 Plan Administrator. The Company will be the plan administrator and will be responsible for the proper administration of the Plan.

     11.2 Indemnification. The Company will indemnify the members of the committee and any other employees of the Company who are deemed fiduciaries under ERISA, and hold them harmless against any and all liabilities, including legal fees and expenses, arising out of any act or omission made or suffered in good faith pursuant to the provisions this Plan, or arising out of any failure to discharge any fiduciary obligation other than a willful failure to discharge an obligation of which the person was aware.

     11.3 Records and Reports. The Company will exercise such authority and responsibility as it deems appropriate in order to comply with ERISA with regard to records of participant's vesting service and benefit service, notices and reports to participants, and annual reports to the Internal Revenue Service, the Department of Labor, and the Pension Benefit Guaranty Corporation.

     11.4 Appointment of Committee. The Company may appoint a committee to assist in the administration of the Plan. The committee will consist of as many persons as may be appointed by the Company and will serve at the pleasure of the Company. All usual and reasonable expenses of the committee will be paid by the Company. If a committee is not appointed, all duties assigned to the committee in this Plan will be performed by the Company.

     11.5 Claims Procedure. The committee will make all determinations concerning benefits based on its interpretation of the terms of the Plan.
Any denial of benefits by the committee will be stated in writing by the committee and delivered or mailed by certified mail, return receipt requested, to the participant or beneficiary within 90 days after the receipt of the request for benefits. The notice will set forth the reasons for the denial in language that may be understood by the participant and will specify the Plan provisions upon which the denial was based. If the denial is based on the failure of the participant or beneficiary to supply certain materials or information, the notice will so state. The notice will advise that the denial may be appealed to the committee and will include an explanation of the appeal procedure.

     The committee will adopt a procedure for reviewing appeals of denials of claim benefits. The procedure will include the following:

          (a) The claimant or a duly authorized representative may initiate an appeal by written request for review delivered to the committee not later than sixty (60) days after receipt by the claimant of the notice of denial;

          (b) The claimant or a duly authorized representative may review documents pertinent to the appeal and may submit written statements of issues and arguments relevant to the appeal to the committee;

          (c) The committee will return its decision on the appeal not later than sixty (60) days after receipt of the request for review; and

          (d) The claimant will be advised in writing of the decision on the appeal including the reasons for the decision in language that may be understood by the claimant with references to the Plan provisions upon which the decision is based.

     11.6 Rules and Decisions. The committee may adopt such rules as it deems necessary and appropriate. All rules and decisions of the committee will be consistently applied to all participants in similar circumstances. When making a determination or calculation, the committee may rely upon its interpretation of the terms of the Plan and information furnished by a participant or beneficiary, the Company, the legal counsel of the Company and the trustee.

     11.7 Committee Procedures. The committee may act at a meeting or in writing without a meeting. The committee may elect one of its members as chairman, appoint a secretary who need not be a committee member, and advise the trustee of such actions in writing. The secretary will keep a record of all meetings and forward all necessary communications to the Company and the trustee. The committee may adopt such bylaws and regulations as it deems desirable for the conduct of its affairs. All decisions of the committee will be made by the vote of the majority including actions in writing taken without a meeting.

     11.8 Authorization of Benefit Payments. The committee will issue directions to the Company concerning all benefits which are to be paid pursuant to the Plan.

     11.9 Application and Forms for Benefits. The committee may require a participant to complete and file an application for a benefit and all other forms approved by the committee and to furnish all pertinent information requested by the committee. The committee may rely upon all such information including the participant's current mailing address.

     11.10 Facility of Payment. Whenever, in the committee's opinion, a person entitled to receive any benefit is under a legal disability or is incapacitated in any way so as to be unable to manage financial affairs, the committee may direct the trustee to make payments to such person or to a legal representative, or to a relative or friend for the person's benefit, or the committee may direct the trustee to apply the payment for the benefit of such person in such manner as the committee considers advisable. If a person entitled to receive benefits is a minor and the value of the benefit exceeds $5,000, the Company may either delay payment of the benefit until the minor has attained the age of majority or pay the benefit to a person who has been named by a court of competent jurisdiction as conservator of the estate of the minor or to another similar court-appointed fiduciary. Any payment of a benefit in accordance with the provisions of this section will discharge all liability for such benefit under the provisions of the Plan.

                            ARTICLE XII
                        AMENDMENT OF PLAN

     The Company reserves the right at any time to amend or revoke any or all of the provisions of this Plan. No amendment, however, will be effective unless the Plan, as so amended, will be for the exclusive benefit of employees. No amendment may reduce the accrued benefit of any participant.

     The president of the Company or such other officers as may be designated by the board of directors of the Company may amend the Plan by executing a document that expressly provides that it is an amendment to the Plan. The amendment may apply prospectively or retroactively as permitted by law and the effective date of the amendment must be stated in the document.

                           ARTICLE XIII
                  NONALIENATION OF BENEFITS AND
                    DOMESTIC RELATIONS ORDERS

     13.1 Nonalienation of Benefits. No interest, right, or claim in or to any part of the trust or any benefit payable from the trust will be assignable, transferable, or subject to sale, assignment, hypothecation, anticipation, garnishment, attachment, execution, or levy of any kind and the Trustee will not recognize any attempt to so transfer, assign, sell, hypothecate, or anticipate the same except to the extent required by law. This provision will not apply to any "qualified domestic relations order," as defined in Code Section 414(p).

     13.2 Procedure for Domestic Relations Orders. Whenever the Company is served with a domestic relations order from a court of competent jurisdiction, the Company will follow the following procedure in determining whether the order constitutes a "qualified domestic relations order" that would be exempt from the general spendthrift protection of this Article:

          (a) The Company will notify the participant and any "alternate payees" named in the order that the order was served on the Company and that objections concerning the order must be submitted in writing within 15 days;

          (b) The Company will determine whether the order is a "qualified domestic relations order" as defined in Code Section 414(p) and notify the participant and each alternate payee of its determination. If the Company determines that the order is a qualified domestic relations order, the Company will make payment in accordance with the order except that payment will not be made until the participant has attained the age and service requirements for early retirement benefits under Section 5.1;

          (c) During the period in which the Company is determining the status of the order, payment of any benefits in dispute will be deferred and the amount of the disputed payments will be segregated in a separate account in the Plan. If the order is determined to be a qualified domestic relations order within 18 months after segregation of the benefits in dispute, the Company will pay the segregated amount, plus earnings, to the persons entitled to receive them in accordance with the order;

          (d) If the Company determines that the order is not a qualified domestic relations order, or if the 18 month period described in (c) has expired and the qualification issue has not been resolved, the Company will pay the segregated funds to the person or persons who would have received them if the order had not been served on the Company. If the Company determines that the order is a qualified domestic relations order after expiration of the 18 month period, the order will be applied prospectively only;

          (e) If the order is determined not to be a qualified domestic relations order, any amounts segregated pursuant to this procedure will be restored to the account of the participant or distributed to the participant if eligible for distribution; and

          (f) The Company will notify the participant and all other alternate payees named in the order of its decision concerning the qualified status of the order. Payments pursuant to the order will be made as soon as practicable after the status of the order has been determined or as soon as the amounts become payable pursuant to this Plan.

                           ARTICLE XIV
                          MISCELLANEOUS

     14.1 Status of Participants. No participant will have any right or claim to any benefits under the Plan except in accordance with the provisions of the Plan. The adoption of the Plan will not be construed as creating any contract of employment between the Company and any participant or to otherwise confer upon any participant or other person any legal right to continuation of employment, nor as limiting or qualifying the right of the Company to discharge any participant without regard to any effect the discharge might have upon rights under the Plan.

     14.2 No Interest in Company Affairs. Nothing contained in this Plan will be construed as giving any participant, employee, or beneficiary an equity or other interest in the assets, business, or affairs of the Company or the right to examine any of the books and records of the Company.

     14.3 Litigation. In any application to or proceeding or action in the courts, only the Company and the trustee will be necessary parties and no participant or other person having an interest in the trust will be entitled to any notice or service of process. Any judgment entered in such a proceeding or action will be conclusive upon all persons claiming under this trust.

     14.4 Governing Law. This Plan will be interpreted, construed, and enforced in accordance with the laws of the State of Michigan, except where the state law is preempted by ERISA or the Code.

     14.5 Severability of Provisions. If any provisions of the Plan will at any time be declared void and unenforceable, the other provisions will be severable and will not be affected thereby.

     IN WITNESS WHEREOF, the Company has adopted this Plan on the _____ day of _____________, 1995.

                              FIRST MICHIGAN BANK CORPORATION


                              By
                                  Stephen A. Stream
                                  Its President



                                                              EXHIBIT (21)

                 SUBSIDIARIES OF THE REGISTRANT



FMB-First Michigan Bank                      Superior Financial Corporation
Zeeland, Michigan                            Sault Ste. Marie, Michigan
100% Owned                                   100% Owned

FMB-First Michigan Bank-Grand Rapids         FMB-Trust
Grand Rapids, Michigan                       Holland, Michigan
100% Owned                                   100% Owned

FMB-Community Bank                           First Michigan Life Insurance
Dowagiac, Michigan                           Company, Holland, Michigan
100% Owned                                   100% Owned

FMB-Lumberman's Bank                         FMB-Brokerage Services, Inc.
Muskegon, Michigan                           Holland, Michigan
100% Owned                                   100% Owned

FMB-Oceana Bank                              FMB-Insurance Agency, Inc.
Hart, Michigan                               Boyne City, Michigan
100% Owned                                   100% Owned

FMB-State Savings Bank
Lowell, Michigan
100% Owned

FMB-Reed City Bank
Reed City, Michigan
100% Owned

FMB-Commercial Bank
Greenville, Michigan
100% Owned

FMB-Security Bank
Manistee, Michigan
100% Owned

FMB-Maynard Allen Bank
Portland, Michigan
100% Owned

FMB-Northwestern Bank
Boyne City, Michigan
100% Owned

FMB-Old State Bank
Fremont, Michigan
100% owned

FMB-Sault Bank
Sault Ste. Marie, Michigan
100% Owned



Exhibit 23(a)

Consent of Independent Certified Public Accountants


First Michigan Bank Corporation
Holland, Michigan

We hereby consent to the incorporation by reference and use of our report dated January 18, 1996, which appears on page 41 of First Michigan Bank Corporation's Annual Report to Shareholders for 1995, in that Corporation's previously filed Form S-3 Registration Statement for that Corporation's Dividend Reinvestment and Stock Purchase Plan (Registration No. 33-34457) and Form S-8 Registration Statements for that Corporation's 1981 Stock Option Plan (Registration No. 2-73711), Employees' Stock Purchase Plan (Registration No. 33-34461), 1987 Stock Option Plan (Registration No. 33-24591) and Cash Option Plan (Registration No. 33-54414).

BDO SEIDMAN, LLP


March 27, 1996



Exhibit 23(b)

Consent of Independent Certified Public Accountants

First Michigan Bank Corporation
Holland, Michigan

We hereby consent to the incorporation by reference and use of our report dated March 18, 1996, which appears on pages 3 and 4 of First Michigan Bank Corporation Cash Option Plan financial statements included in the Form 10-K Annual Report for First Michigan Bank Corporation for the year ended December 31, 1995, in First Michigan Bank Corporation's previously filed Form S-8 Registration Statement for First Michigan Bank Corporation Cash Option Plan (Registration No. 33-54414).

BDO SEIDMAN LLP


March 27, 1996
Grand Rapids, Michigan



EXHIBIT 27 - FINANCIAL DATA SCHEDULE

(Exhibit 27 follows Exhibit 29)



Exhibit 29

First Michigan Bank Corporation
Cash Option Plan

Financial Statements and Schedules
Years Ended December 31, 1995 and 1994

                                                          Contents

Independent Auditors' Report                                            3-4


Financial Statements
     Statements of Net Assets Available for Benefits -
          December 31, 1995 and 1994                                    5-6
     Statements of Changes in Net Assets Available for Benefits -
          Years Ended December 31, 1995 and 1994                        7-8
     Notes to Financial Statements                                     9-13


Supplemental Schedules
     Assets Held for Investment Purposes - December 31, 1995             14
     Reportable Transactions - Year Ended December 31, 1995              15


Independent Auditors' Report

Administrative Committee
First Michigan Bank Corporation
   Cash Option Plan
Holland, Michigan

We have audited the accompanying statements of net assets available for benefits of First Michigan Bank Corporation Cash Option Plan as of
December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's administrative committee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, these financial statements and supplemental schedules were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of First Michigan Bank Corporation Cash Option Plan as of December 31, 1995 and 1994, and changes in net assets available for benefits for the years then ended on the basis of accounting described in Note 3.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 1995, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



BDO Seidman, LLP
Grand Rapids, Michigan
March 13, 1996





First Michigan Bank Corporation
Cash Option Plan

Statements of Net Assets Available for Benefits


December 31, 1995
                    FMB                   FMB
                    Money    FMB          Intermediate               Special
                    Market   Diversified  Government    Quantitative  Growth
                    Fund     Equity Fund  Income Fund   Equity Fund  Fund
Investments,
 at fair value
 (Notes 2, 3 and 4):
  FMB Money Market
   Fund            $1,286,219 $-          $-            $-           $-
  Mutual funds:
   FMB Diversified
    Equity Fund     -          2,826,647   -             -            -
   FMB Intermediate
    Government
    Income Fund     -          -           1,842,389     -            -
   Quantitative
    Equity Fund     -          -           -             2,260,687    -
   Special
    Growth Fund     -          -           -             -            1,908,749
   Diversified
    Bond Fund       -          -           -             -            -
 First Michigan Bank
  Corporation
  Common Stock      -          -           -             -            -
 Participant loans  -          -           -             -            -

Total investments   1,286,219  2,826,647   1,842,389     2,260,687    1,908,749

Accrued investment
 income                 6,053      5,757       9,128     -            -

Net Assets Available
 for Benefits      $1,292,272 $2,832,404  $1,851,517    $2,260,687   $1,908,749


First Michigan Bank Corporation
Cash Option Plan

Statements of Net Assets Available for Benefits


December 31, 1995

                                     FMBC
                     Diversified     Common         Participant
                     Bond Fund       Stock Fund     Loan Fund     Total
Investments,
 at fair value
 (Notes 2, 3 and 4):
  FMB Money Market
   Fund              $-              $    92,811    $-            $ 1,379,030
  Mutual funds:
   FMB Diversified
    Equity Fund       -               -              -              2,826,647
   FMB Intermediate
    Government
    Income Fund       -               -              -              1,842,389
   Quantitative
    Equity Fund       -               -              -              2,260,687
   Special
    Growth Fund       -               -              -              1,908,749
   Diversified
    Bond Fund          985,906        -              -                985,906
 First Michigan Bank
  Corporation
  Common Stock        -               10,508,592     -             10,508,592
 Participant loans    -               -               505,488         505,488

Total investments      985,906        10,601,403      505,488      22,217,488

Accrued investment    -                   79,524        3,387         103,849
 income

Net Assets Available  $985,906       $10,680,927     $508,875     $22,321,337
 for Benefits





First Michigan Bank Corporation
Cash Option Plan

Statements of Net Assets Available for Benefits

December 31, 1994
                  FMB                    FMB
                  Money     FMB          Intermediate               Special
                  Market    Diversified  Government    Quantitative  Growth
                  Fund      Equity Fund  Income Fund   Equity Fund  Fund
Investments,
 at fair value
 (Notes 2, 3 and 4):
  FMB Money
   Market Fund     $990,007  $-          $-             $-          $-
  Mutual funds:
   FMB Diversified
    Equity Fund    -           1,872,223  -              -           -
   FMB Intermediate
    Government
    Income Fund    -          -            1,710,246     -           -
   Quantitative
    Equity Fund    -          -           -               1,356,068  -
   Special Growth
    Fund           -          -           -              -           1,239,963
   Diversified Bond
    Fund           -          -           -              -            -
 First Michigan
   Bank Corporation
   Common Stock    -          -           -              -            -
 Participant loans -          -           -              -            -
Total investments   990,007    1,872,223   1,710,246      1,356,068  1,239,963

Cash (overdraft)   -          -           -              -           -

Accrued investment
 income            -          -           -              -           -

Net Assets
 Available
 for Benefits      $990,007   $1,872,223  $1,710,246    $1,356,068  $1,239,963


               See accompanying notes to financial statements.

First Michigan Bank Corporation
Cash Option Plan

Statements of Net Assets Available for Benefits

December 31, 1994
                                   FMBC
                      Diversified  Common      Participant
                      Bond Fund    Stock Fund  Loan Fund    Totals
Investments,
 at fair value
 (Notes 2, 3 and 4):
 FMB Money
  Market Fund         $-            $    81,431 $-           $ 1,071,438
 Mutual funds:
  FMB Diversified
   Equity Fund         -              -          -             1,872,223
  FMB Intermediate
   Government
   Income Fund         -              -          -             1,710,246
  Quantitative
   Equity Fund         -              -          -             1,356,068
  Special Growth
   Fund                -              -          -             1,239,963
  Diversified
   Bond Fund              793,533     -          -               793,533
 First Michigan
  Bank Corporation
  Common Stock         -               6,828,748 -             6,828,748
 Participant loans     -              -             538,427      538,427

Total investments         793,533      6,910,179    538,427   15,410,646

Cash (overdraft)       -                     (42) -                  (42)

Accrued investment
 income                -                  55,569     2,872        58,441

Net Assets
 Available
 for Benefits           $  793,533    $6,965,706   $541,299   $15,469,045


               See accompanying notes to financial statements.

First Michigan Bank Corporation
Cash Option Plan

Statements of Changes in Net Assets Available for Benefits

Year ended December 31, 1995

                 FMB         FMB          FMB
                 Money       Diversified  Intermediate                Special
                 Market      Equity       Government    Quantitative  Growth
                 Fund        Fund         Income Fund   Equity Fund   Fund
Additions
 Employee
  contributions  $  332,367  $  472,709  $  225,320     $  276,702  $  300,967
 Company
  contributions      43,993      87,995      54,060         69,299      77,017
 Investment income:
  Net appreciation
   in fair value of
   investments      -           579,314     106,585       349,940      214,494
  Interest and
   dividends         67,282      31,326     104,733       220,422      167,583

Total additions     443,642   1,171,344     490,698       916,363      760,061

Deduction -
 benefits paid
 to participants    271,635     134,870     190,329        40,687       58,697

Net increase
 (decrease)         172,007   1,036,474     300,369       875,676      701,364

Interfund
 Transfers          130,258     (76,293)   (159,098)       28,943      (32,578)

Net Assets
 Available for
 Benefits,
 beginning of
 year               990,007   1,872,223   1,710,246     1,356,068    1,239,963

Net Assets
 Available for
 Benefits,
 end of year     $1,292,272  $2,832,404 $1,851,517     $2,260,687   $1,908,749


First Michigan Bank Corporation
Cash Option Plan

Statements of Changes in Net Assets Available for Benefits

Year ended December 31, 1995

                                   FMBC
                    Diversified    Common         Participant
                    Bond Fund      Stock Fund     Loan Fund      Totals
Additions
 Employee
  contributions     $159,901       $1,362,813     $ -            $3,130,779
 Company
  contributions       36,997          333,820       -               703,181
 Investment income:
  Net appreciation
   in fair value of
   investments        81,705        1,844,776       -             3,176,814
  Interest and
   dividends          60,572          304,005             515       956,438

Total additions      339,175        3,845,414             515     7,967,212

Deduction -
 benefits paid
 to participants      18,609          374,602          25,491     1,114,920

Net increase
 (decrease)          320,566        3,470,812         (24,976)    6,852,292

Interfund
 Transfers          (128,193)         244,409          (7,448)    -

Net Assets
 Available for
 Benefits,
 beginning of
 year                793,533        6,965,706        541,299     15,469,045

Net Assets
 Available for
 Benefits,
 end of year        $985,906      $10,680,927       $508,875    $22,321,337


First Michigan Bank Corporation
Cash Option Plan

Statements of Changes in Net Assets Available for Benefits

Year ended December 31, 1994

                  FMB        FMB          FMB
                  Money      Diversified  Intermediate                Special
                  Market     Equity       Government    Quantitative  Growth
                  Fund       Fund         Income Fund   Equity Fund   Fund
Additions
 Employee
  contributions  $  120,088  $  264,404   $  213,688    $  199,318   $  220,606
 Company
  contributions      31,278      67,408       52,080        46,587       53,910
 Investment income:
   Net appreciation
    (depreciation)
    in fair value
    of investments   -            3,562     (130,511)      (69,882)     (46,656)
   Interest and
    dividends        31,489      11,346       98,522        82,410       29,703
Total additions     182,855     346,720      233,779       258,433      257,563
Deduction -
 benefits paid
 to participants     81,073      67,321       92,226        31,140       69,953

Net increase        101,782     279,399      141,553       227,293      187,610

Interfund
 Transfers         (254,606)   (341,869)    (404,560)          219      147,196

Net Assets
 Available for
 Benefits,
 beginning
 of year          1,142,831   1,934,693    1,973,253     1,128,556      905,157

Net Assets
 Available for
 Benefits,
 end of year     $  990,007  $1,872,223   $1,710,246    $1,356,068   $1,239,963

                  See accompanying notes to financial statements.


First Michigan Bank Corporation
Cash Option Plan

Statements of Changes in Net Assets Available for Benefits

Year ended December 31, 1994
                                    FMBC
                    Diversified     Common        Participant
                    Bond Fund       Stock Fund    Loan Fund      Totals
Additions
 Employee
  contributions     $  129,109      $1,075,008    $-             $2,222,221
 Company
  contributions         29,348         197,481     -                478,092
 Investment income:
  Net appreciation
   (depreciation)
   in fair value
   of investments      (86,430)        815,844     -                485,927
  Interest and
   dividends            53,982         166,676       30,647         504,775

Total additions        126,009       2,255,009       30,647       3,691,015

Deduction -
 benefits paid
 to participants        24,165         154,415        8,264         528,557

Net increase           101,844       2,100,594       22,383       3,162,458

Interfund Transfers   (115,765)        818,625      150,760       -

Net Assets Available
 for Benefits
 beginning of year     807,454       4,046,487      368,156     12,306,587

Net Assets Available
 for Benefits,
 end of year         $ 793,533      $6,965,706    $ 541,299    $15,469,045


                  See accompanying notes to financial statements.


     1.   Plan Description

The following brief description of First Michigan Bank Corporation (Company) Cash Option Plan (Plan) provides only general information. Participants should refer to the plan agreement for a more complete description of the Plan's provisions.

General

The Plan was established by the Company to provide a tax deferred retirement savings program for its full-time employees.

The Company established the Plan by executing a Plan and Trust Agreement.
This document specifies the terms of the Plan and establishes a trust fund that is administered by the Trustee appointed by the Company. The Company is responsible for the administration of the Plan in accordance with the terms of the trust document and pays all administrative expenses incurred by the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participation

All employees of the Company are eligible to participate in the Plan beginning on the entry dates of January 1, April 1, July 1 and October 1 of each year after completing 6 months of service and attaining the age of 21.

Contributions

The Plan allows eligible employees to contribute a percentage of their salary to the trust fund through a salary contribution agreement with the Company. The amount contributed is not currently included in the employee's taxable income and is not reported on the employee's W-2 form (except for social security purposes). For those employees with 1,000 hours or more of annual service, the Company makes a matching contribution to the employee's account based on the amount elected to be contributed up to 6% of the employee's annual salary. Effective July 1, 1995, the Company's matching contribution increased from 35% to 50%. All contributions are immediately vested.

Participant Accounts

Each participant's account is credited with the participant's contributions, the Company's matching contribution and the earnings or losses resulting from the participant's investment selections. Participants' accounts are valued every business day and reflect transactions through the previous business day.

Benefit Distributions

Benefits under the Plan depend upon prior employee contributions, the amount of the Company's matching contributions and the trustee's investment performance.

An employee is eligible for Plan distributions after age 59 1/2 or upon termination of employment with the Company. The employee is required to begin withdrawing money from the Plan by April 1 of the year following the year in which the employee attains the age of 70 1/2. The employee may elect to receive the benefit in a lump sum payment or periodic installments for a period not longer than the joint life expectancy of the employee and his designated beneficiary. If the vested portion of the account does not exceed $3,500, a lump sum distribution may be made by the Administrative Committee without consent.

Hardship Distributions

An employee may, with the consent of the Administrative Committee, receive a distribution in order to meet a financial hardship (as defined in the Plan).

Death Benefit

Upon death of the employee, the balance in his or her account will be distributed to the designated beneficiary.


Loans

An employee may, with the consent of the Administrative Committee, borrow an amount up to 50% of his or her account balance or $50,000, whichever is smaller. The amount must be at least $1,000. Each loan will bear interest at a rate determined by the Administrative Committee to be representative of rates charged by local commercial lending institutions for comparable loans. The loan must be repaid over a period not to exceed five years unless the loan proceeds were used to acquire or reconstruct a principal dwelling unit. The repayment must be in the form of a payroll deduction.

Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to terminate it at any time. If the Plan is terminated, the trust would continue for the benefit of the participants and its assets would not be returned to the Company. The Plan is not eligible for termination insurance coverage through the Pension Benefit Guarantee Corporation.


2.   Participant Investment Options

Participants may direct the investment of their account balance in various investment funds established by the Administrative Committee. Investment options may be added or eliminated periodically to meet the changing needs of the participants.

In addition to investing in First Michigan Bank Corporation common stock, participants may direct the investment of their account balance in one of the following investment programs, or a combination thereof.

FMB Money Market Fund

The FMB Money Market Fund aims to preserve capital. Risk is low, relative to other funds, because the fund invests only in short-term, high-quality money market instruments. The objectives of the fund are to provide current income, preservation of capital and high liquidity.

FMB Diversified Equity Fund

The FMB Diversified Equity Fund is a common stock fund comprised of primarily "blue chip" stocks and is well diversified throughout many established industries. These stocks have proven track records of earnings and have a history of solid growth. The objective of the fund is to provide above-average total return over market cycles within reasonable limits of risk.

FMB Intermediate Government Income Fund

The FMB Intermediate Government Income Fund is a diversified portfolio invested primarily in obligations issued or guaranteed by the U.S. government, its agencies or instrumentalities, in the form of U.S. Treasury bills, notes, bonds, mortgage-backed securities and collateralized mortgage obligations.
The fund selects short-term to medium-term bonds because they are less volatile than long-term bonds. The objective of the fund is to provide current income with low volatility of net asset value (principal).

Quantitative Equity Fund

The Quantitative Equity Fund primarily invests in large, well-known companies. Stocks are chosen from companies that have financial strength, occupy a solid position in their industry and show a history of consistent profit and dividend growth. The objective of the fund is to provide long-term growth and capital appreciation through investment in common stocks.

Special Growth Fund

The Special Growth Fund is primarily made up of stocks of smaller companies. Many of these are companies whose greatest growth potential is over the long-term, where historically small stocks have outperformed all other asset classes. The objective of this fund is to maximize total return through capital appreciation, by assuming a higher level of volatility than is ordinarily expected from a core equity fund.

Diversified Bond Fund

The Diversified Bond Fund is made up of government and corporate bonds that mature in the intermediate to long-term (5-20 years). The portfolio is diversified over many individual issues to reduce risk. The fund fluctuates in value with the movement of interest rates. The objective of the fund is to provide a high level of current income through investment in fixed income securities and to provide effective diversification against equities.


3.   Significant Accounting Policies

Basis of Preparing Financial Statements

The financial statements have been prepared on the modified cash basis of accounting. Contributions are recognized when received and benefit distributions are recognized when paid.

Investments

Investments are stated at fair value as determined by FMB-Trust, the trustee of the Plan based on quoted market prices. Participant loans are stated at their outstanding balances, which approximates fair value.

Use of Estimates

The preparation of financial statements in conformity with the modified cash basis of accounting requires the Plan's administrative committee to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts and deductions during the reporting period. Actual results could differ from those estimates.

4.   Investments

The following investments, stated at fair value, were in excess of 5% of net assets available for benefits:

December 31,                                    1995               1994
FMB Market Fund                                 $ 1,379,030        $1,071,438
Mutual Funds:
 FMB Diversified Equity Fund                      2,826,647         1,872,223
 FMB Intermediate Government
  Income Fund                                     1,842,389         1,710,246
 Quantitative Equity Fund                         2,260,687         1,356,068
 Special Growth Fund                              1,908,749         1,239,963
 Diversifieid Bond Fund                                   -           793,533
First Michigan Bank:
 Corporate Common Stock                          10,508,592         6,828,748

5.   Income Tax Status

The Internal Revenue Service has determined, and informed the Administrative Committee in a letter dated July 17, 1990, that the Plan is qualified and the trust established under the Plan is tax-exempt under the appropriate sections of the Internal Revenue Code.



First Michigan Bank Corporation
Cash Option Plan

Line 27a - Schedule of Assets Held for Investment Purposes

                                                 EIN:  38-2024376
                                                Plan Number:  003

December 31, 1995

                                       Number of
                                       units or                     Current
Identity                               share         Cost           value

FMB Money Market Fund                  1,379,030     $1,379,030     $1,379,030

Mutual Funds
  FMB Diversified Equity Fund            191,897      2,264,634      2,826,647
  FMB Intermediate Government
   Income Fund                           179,570      1,859,146      1,842,389
  Quantitative Equity Fund                73,494      2,036,354      2,260,687
  Special Growth Fund                     48,730      1,817,858      1,908,749
  Diversified Bond Fund                   41,617        981,806        985,906

Total mutual funds                                    8,959,798      9,824,378

First Michigan Bank Corporation
 Common Stock                            378,688      8,157,512     10,508,592

Participant Loans, 7% to 11%                   -              -        505,488

First Michigan Bank Corporation
Cash Option Plan

Line 27d - Schedule of Reportable Transactions

                                                 EIN:  38-2024376
                                                Plan Number:  003

Year ended December 31, 1995
                    Purchases                       Sales
                # of                # of
                trans-   Purchase   trans-   Selling                 Net
                actions  price (a)  actions  price (a)   Cost        gain
FMB Money
 Market Fund        -    $3,271,988      -   $2,941,196  $2,941,196  $      -

Mutual Funds:
 FMB Diversified
  Equity Fund      99       807,795     50      432,684     383,689    48,995
 FMB Intermediate
  Government
  Income Fund      77       477,399     46      449,992     449,508       484
 Quantitative
  Equity Fund      78       716,235     46      161,556     147,377    14,179
 Special Growth
  Fund             93       681,304     50      227,011     213,471    13,540
 Diversified
  Bond Fund        79       362,115     39      251,447     249,525     1,922

First Michigan
 Bank Corporation
 Common Stock      15      1,880,778     3      151,012      57,300    93,712


(a)  Equivalent to current value at date of transaction.