Form 10-Q
period 1996-03-31
FIRST MICHIGAN BANK CORP
filed 1996-05-14
CIK 36522

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          _____________________


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                  OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                    Commission file number  0-7638

                      FIRST MICHIGAN BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                     38-2024376
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

       One Financial Plaza, Holland, Michigan                   49423
       (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (616) 355-9200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  [X]    No

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 18,202,643 shares of the Company's Common Stock ($1 par value) were outstanding as of March 31, 1996.

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

PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEETS


                                 March 31,    December 31,   March 31,
                                   1996          1995         1995
                                        (dollars in thousands)

Assets
 Cash and due from banks         $  109,505       $  123,232       $   96,359
 Federal funds sold                  50,200          112,450            7,250
  Total cash and cash
   equivalents                      159,705          235,682          103,609
  Interest bearing deposits
   with banks                         3,732            5,311            3,820
  Securities:
   Available-for-sale               379,680          323,470          159,307
   Held-to-maturity (market
   values $336,895, $356,998
   and $554,694 respectively)       326,377          343,437          553,595
 Loans                            2,167,294        2,134,570        1,965,862
 Allowance for loan losses          (27,949)         (26,824)         (24,342)
 Premises and equipment              68,667           67,894           65,318
 Other assets                        58,305           52,583           52,357
                                 ----------       ----------       ----------
  Total assets                   $3,135,811       $3,136,123       $2,879,526
                                 ==========       ==========       ==========

Liabilities and Shareholders' Equity
Deposits:
 Non-interest bearing            $  303,920       $  325,929       $  274,626
 Interest bearing:
  Savings and NOW accounts          885,950          860,109          857,682
  Time                            1,513,745        1,531,455        1,367,411
                                  ---------        ---------        ---------
   Total deposits                 2,703,615        2,717,493        2,499,719
Short-term borrowings               143,939          134,323          121,239
Other liabilities                    34,332           32,356           26,601
Long-term debt                        4,883            5,178            6,800
                                  ---------       ----------        ---------
 Total liabilities                2,886,769        2,889,350        2,654,359
                                  ---------       ----------        ---------

Shareholders' equity:
 Preferred stock - no par
  value; 1,000,000
  shares authorized                      --              --                --
 Common stock - $1 par
  value; 24,000,000
  shares authorized;
  issued and outstanding:
  18,202,643, 18,236,923
  and 17,285,667
  respectively                       18,203          18,237            17,286
 Surplus                            142,709         143,951           122,140
 Retained earnings                   88,182          82,789            86,721
 Securities valuation,
  net of tax                            (52)          1,796              (980)
                                    -------        --------          --------
  Total shareholders' equity        249,042         246,773           225,167
                                    -------        --------          --------
  Total liabilities and
   shareholders' equity          $3,135,811      $3,136,123        $2,879,526
                                 ==========      ==========        ==========

CONSOLIDATED STATEMENTS OF INCOME

                                           Three months ended March 31,
                                                1996          1995
                                     (in thousands, except for per share data)
Interest Income
 Interest and fees on loans                  $ 50,907         $ 45,127
 Interest on securities:
    Taxable                                     7,197            7,272
    Tax-exempt                                  3,238            3,537
  Other interest income                         1,176              317
                                             --------        ---------
    Total interest income                      62,518           56,253
                                             --------        ---------

Interest Expense
  Interest on deposits                        28,648           24,802
  Interest on short-term borrowings            1,455            1,510
  Interest on long-term debt                     122              170
                                            --------         --------
     Total interest expense                   30,225           26,482
                                            --------         --------


Net Interest Income                           32,293           29,771
  Provision for loan losses                    2,277            1,748
                                            --------          -------
     Net interest income after
      provision for loan loss                 30,016           28,023
                                            --------          -------

Non-Interest Income
  Service charges on deposits                  3,205           2,949
  Trust income                                 1,919           1,243
  Other operating income                       3,300           2,785
  Securities gains                                16               2
                                            --------        --------
    Total non-interest income                  8,440           6,979
                                            --------        --------


Non-Interest Expense
  Salaries and employee benefits             14,326          12,955
  Occupancy                                   1,796           1,598
  Equipment                                   1,627           1,403
  FDIC insurance                                  7           1,348
  Other operating                             8,168           7,014
                                            -------         -------
     Total non-interest expense              25,924          24,318
                                            -------         -------


Income Before Income Taxes                  12,532           10,684
  Income taxes                               3,317            2,580
                                           -------          -------


Net Income                                 $ 9,215          $ 8,104
                                           =======          =======

Net income per share                          $.50             $.44
Cash dividends declared per share              .21              .18
Average shares outstanding
 (in thousands)                             18,472           18,361

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                             Three months ended March 31,
                                               1996              1995
Cash Flow From Operating Activities
 Net income                                    $   9,215         $   8,104
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Provision for loan losses                     2,277             1,748
     Origination of loans for sale in
      secondary market                           (73,259)          (21,211)
     Proceeds from sale of loans                  73,496            21,325
     Gain on sale of loans                          (237)             (114)
     Realized securities gains                       (16)               (2)
     Provision for depreciation,
      amortization and accretion                   1,363             1,718
     Deferred income taxes                            (6)              (12)
     Increase in interest receivable              (1,978)             (626)
     Increase in interest payable                    734             1,697
     Other - net                                    (993)               78
                                                 -------           -------
     Total adjustments                             1,381             4,601
                                                 -------           -------
      Net cash provided by operating
       activities                                 10,596            12,705
                                                 -------           -------


Cash Flows From Investing Activities
 Net decrease in interest bearing
  deposits with banks                              1,578               92
 Purchase of securities available-for-sale      (104,896)         (26,016)
 Proceeds from sales of securities
  available-for-sale                                   0            2,057
 Proceeds from maturities and prepayments
  of securities available-for-sale                44,257            2,332
 Purchase of securities held-to-maturity          (4,168)          (1,421)
 Proceeds from sales of securities
  held-to-maturity                                 1,049                0
 Proceeds from maturities and prepayments
  of securities held-to-maturity                  22,300           27,005
 Net increase in loans                           (34,133)         (74,599)
 Purchase of premises and equipment and
  other assets                                    (2,897)          (2,844)
                                                --------        ---------
    Net cash used in investing activities        (76,910)         (73,394)
                                                --------        ---------


Cash Flows From Financing Activities
 Net increase (decrease) in non-interest
  bearing demand and savings deposits
  and NOW accounts                                 3,832          (41,936)
 Net increase (decrease) in time deposits        (17,710)         136,986
 Net increase (decrease) in short-term
  borrowings                                       9,616          (51,540)
 Repayment of long-term debt                        (295)            (612)
 Cash dividends and fractional shares             (3,830)          (3,161)
 Proceeds from sales of stock                      1,389            1,155
 Common stock repurchased                         (2,665)            (616)
                                                --------         --------
   Net cash provided by (used in) financing
    activities                                    (9,663)          40,276
                                               ---------         --------

 Decrease in Cash and Cash Equivalents           (75,977)         (20,413)
 Cash and Cash Equivalents, at Beginning
  of Period                                      235,682          124,022
                                                --------         --------
 Cash and Cash Equivalents, at End of
  Period                                        $159,705         $103,609
                                                ========         ========


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

  1. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1996, March 31, 1995 and December 31, 1995 and consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995.

  2. On April 15, 1996, the Company acquired Arcadia Financial Corporation (Arcadia), a one-bank holding company located in Kalamazoo, Michigan, through the issuance of 653,747 shares of common stock. The acquisition is to be accounted for as a pooling-of-interests. The balances and the results of operations of Arcadia are not included in the financial information contained herein.

  3     Effective January 1, 1996, the Company adopted the accounting provisions for the capitalization of mortgage servicing rights promulgated by Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). Prior to the adoption of SFAS No. 122, only purchased mortgaging servicing rights were subject to capitalization, and First Michigan had no such activity.

  The amount of the asset for originated mortgage servicing rights ("OMSR") is determined based on the relative fair value of the underlying mortgage loans, without the OMSR, and the OMSR itself. This asset is amortized over the estimated period of net servicing income. OMSR's are stratified based on one or more of the predominant risk characteristics of the underlying loans (such as loan type, term of the loans, and interest rate) and are periodically evaluated for impairment. Impairment represents the excess of cost of an OSMR stratum over its fair value. Any impairment is recognized as a valuation allowance for each impaired stratum.

  Fair value for each stratum is based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved, and includes assumptions about prepayments, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loans servicing rights and the related valuation allowance to change significantly in the future.

  The value of OMSRs capitalized in the first quarter of 1996 due to the adoption of this standard is $325,000.

  4. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

  5. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interim Financial Statements

The following is a discussion of First Michigan Bank Corporation's ("Company's") results of operations for the three months ended March 31, 1996 and 1995, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Net income of $9,215,000 for the three months ended March 31, 1996 increased 13.7% from the $8,104,000 earned during the three months ended March 31, 1995. Earnings per share for the first quarter 1996 were $.50 versus $.44 for the same period in 1995. The increase in earnings is primarily attributable to improvements in net interest income and non-interest income. Offsetting this, in part, was an increase in non-interest expense. These changes are addressed in the analyses that follow.


Net Interest Income                         First Quarter
(in thousands)                        1996              1995
Interest income                       $62,518           $56,253
Interest expense                       30,225            26,482
Net interest income                   $32,293           $29,771


The Company's first quarter 1996 net interest income of $32,293,000 increased by $2,522,000 (8.5%) when compared with the same period of 1995. As shown in the following table, in the first quarter of 1996 the rate on interest earning assets at 8.83% was unchanged from the year-ago period, while the rate for interest bearing liabilities increased 15 basis points from 4.63 to
4.78. These changes resulted in a decrease of 15 basis points in the interest spread. This decrease in spread is the primary reason for the 11 basis point decrease in margin when comparing the two quarters. The following table shows a comparison of average volumes, effective yields earned, and rates paid during the comparable periods.

                                    TABLE 1

                    INTEREST EARNING ASSETS AND INTEREST BEARING
                         LIABILITIES BY MAJOR CATEGORIES
                            March 31, 1996 and 1995


                                      -------First Quarter Averages---------
                                Volumes In Thousands            Yield Earned/
                                    of Dollars                  Rate Paid
                                   1996          1995         1996      1995
Interest Earning Assets
  Loans                         $2,153,441    $1,920,031      9.53%     9.53%
  Securities:
     Taxable                       474,711       485,917      6.04      5.98
     Tax-exempt                    204,912       226,767      9.39      9.29
  Short-term investments            86,904        22,480      5.44      5.72
                                ----------    ----------

    Total interest earning
     assets                      2,919,968     2,655,195      8.83      8.83
                                ----------     ---------

Interest Bearing Liabilities
  Savings deposits                 869,568       861,500      2.77      3.26
  Time deposits                  1,531,375     1,317,402      5.95      5.51
  Short-term borrowings            138,001       135,590      4.23      4.50
  Long-term debt                     4,965         7,077      9.86      9.61
                                ----------    ----------

     Total interest bearing
      liabilities                2,543,909     2,321,569      4.78      4.63
                                ----------    ----------

Interest spread                $   376,059    $  333,626      4.05%     4.20%
                               ===========    ==========      =====     =====

Net interest income margin                                    4.67%     4.78%
                                                              =====     =====


Average yields in the above table have been adjusted to a tax-equivalent basis, and are computed using amortized cost for the securities portfolio. Non-accruing loans are not significant for the periods presented and are included in the average loan volumes above.

Interest Earning Assets/ Interest Income
Interest income for the first quarter of 1996 increased $6,265,000 (11.1%) from the first quarter of 1995. This is due to the increase in average volume of earning assets during the first quarter 1996 versus 1995 as the average yield on the earning assets was unchanged for the two periods as indicated in the previous table. Virtually all of the increase in average earning assets, 88% of the $264,773,000 total, is due to the growth in the loan portfolios. Average quarterly volumes in the loan portfolio increased 12.2% from those of the first quarter 1995. Mortgage, commercial and installment loans all showed double digit average volume percentage increases versus the prior year period averages. Considerable strength was seen in commercial lending and was due primarily to the economic health of the Company's marketplace.

With the above increasing loan demand there has been a small decrease (4.6%) in the average volume of investment securities. The decrease in the volume of securities reflects reinvestment in new securities of only a portion of the proceeds from normally scheduled maturities, as opposed to a program of sales for liquidity purposes. Increases in the overall taxable portfolio yield and the tax equivalent yield of the exempt portfolio between the periods reflect the generally rising market of investment security yields in the last year.

Interest Bearing Liabilities/Interest Expense
The average volume of interest bearing liabilities increased by $222,340,000 when compared to the first quarter 1995. Essentially all of this 9.6% increase occurred in the time deposit category as seen in the previous table. This is due primarily to growth in large certificates of deposit. The rate paid on time deposits increased with the competitive pressures in the marketplace. The average rate paid on short-term borrowings decreased with rate reduction in the Company's Cash Investment Checking product, a one-day retail purchase agreement for commercial accounts. The average rate on long term debt reflects an increase as certain lower rate obligations have been amortized as scheduled since the first quarter 1995. The overall rate on quarterly average interest bearing liabilities increased 15 basis points to 4.78% in this quarter from the first quarter 1995 average rate of 4.63%.

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

Deposit gathering is a principal source of funds for the Company. Development of consumer deposits is achieved by paying competitive rates and by maintaining an active marketing program. Larger certificates of deposit, issued to public authorities and the private sector, also provide an important source of funds for the Company. These certificates of deposit are purchased primarily from within the Company's market areas and are considered a reliable source of funds. The Company also purchases brokered certificates of deposit
(CDs) from time to time for varying periods of up to three years. Such purchases, when they occur, are made within established Company guidelines. Current balances represent approximately 14% of large CDs and 3% of total deposits. The Company made no brokered CD purchases during the current quarter.

Another principal source of funds derives from routine payments on loans and the maturities of loans and securities. The Company's securities portfolio is invested almost exclusively in investment grade issues, and, as discussed in the next section, the Company continues to have a high-quality loan portfolio. As a result, payments and maturities on these assets are also a reliable source of funds. The Company transferred securities with an amortized cost of $110,674,000 from the held-to-maturity category to available-for-sale (AFS) on December 27, 1995 as allowed by the transition provisions in the guide to implementation of Statement of Accounting Standards No. 115 issued in November 1995. The balance sheet change in these two securities classifications is due to this transfer and purchases, primarily of AFS securities, from maturities and sales of both categories since the end of the first quarter of 1995.

Externally, the Company has the ability to enter the federal funds market as a purchaser to meet daily liquidity needs. In addition, the Company has the ability to enter into funding arrangements with other financial institutions.


Allowance for Loan Losses                   First Quarter
(in thousands)                     1996                      1995
Balance, at beginning of period     $26,824                  $23,758
Provision for loan losses             2,277                    1,748
Loans charged-off                    (2,008)                  (1,644)
Recoveries of loans previously
  charged-off                           856                      480
Balance, at end of period           $27,949                  $24,342


The provision for loan losses increased $529,000 for the first quarter versus the 1995 period. The provision for the first quarter 1996 is consistent with management's evaluation of the loan portfolio and its recent growth, while giving due consideration to the consistently low non-performing asset ratios. The reserve for loan losses as a percent of loans at March 31, 1996 is 1.29%, up 3 basis points from the 1.26% ratio at December 31, 1995.

In assessing the adequacy of the loan loss allowance, management considers many factors, including changes in the type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions and other factors that might be pertinent. The amount actually provided in any period may be more or less than actual net loan charge-offs for that period.

Net charge-offs in the first quarter 1996 declined by $12,000 compared to the first quarter 1995. Net charge-offs as a percent of average loans outstanding during the quarter were .21% for the first quarter of 1996 and .24% in 1995. This ratio is within the range of management's expectations and is considered a reflection of prudent lending practices. Non-accrual, past due 90 day and renegotiated loans in total were .45% and .47% of total loans outstanding at March 31, 1996 and March 31, 1995 respectively. The Company has compared favorably with the banking industry nationwide in these credit ratios.


Following are the balances constituting the nonperforming assets and loans
90 days past due and still accruing as of the end of the respective periods.

                                                  March 31,
                                       1996                     1995
Non-accrual loans                      $5,450                   $5,675
Renegotiated loans                        258                      776
Other real estate owned                 1,833                    1,135
                                       ------                   ------
   Total nonperforming assets          $7,541                   $7,586
                                       ======                   ======
    Loans 90 days past due             $4,091                   $2,769
                                       ======                   ======

Non-interest Income                             First Quarter
(in thousands)                         1996                     1995
  Total                                $8,440                   $6,977
                                       ======                   ======

Non-interest income, which includes service charges on deposit accounts, loan fees, trust and investment management fees, other operating income and securities transactions, increased $1,461,000 (20.9%) during the three months ended March 31, 1996 compared to the same period in 1995. Overall the non-interest income was favorably impacted both by mortgage banking, which consists of mortgage loan origination, sales and servicing, and by trust and financial services revenue improvements. The largest increases were seen in fees and gains on sale of loans amounting to approximately $670,000, of which implementation of SFAS No. 122 contributed $325,000. By comparison the first quarter 1995 had an unusually low level of mortgage banking income. Trust and investment management fees increased by $311,000 (19.7%) over the year ago period. This is due both to asset growth in managed mutual funds and to trust account asset increases. Service charges on deposits increased $256,000, or 3.2%, primarily due to inter-period volume increases. Increases in mutual fund sales commissions and other brokerage commissions, amounting to $141,000, substantially account for the balance of other income improvement.


Non-interest Expense                           First Quarter
(in thousands)                        1996                     1995
  Total                               $25,924                  $24,318
                                      =======                  =======

Non-interest expense increased $1,606,000 (6.6%) when comparing the first quarter of 1996 with 1995. Of the total non-interest expense increase, salary and benefits costs and other expenses contributed to the majority of this increase Other operating expense increases occurred in communications expenses, computer processing and software support, which are related to retail strategy implementation. FDIC insurance was virtually eliminated in 1996 versus a $1,348,000 expense in 1995. The decline in FDIC premiums offset increases in other categories.

The 10.8% increase in salary and benefits expense in the first quarter 1996 versus 1995 is due primarily to annual merit increases which approximated 4.5% corporate-wide. These merit increases along with promotional increases and recruitment to fill certain key management positions for the implementation of its retail strategy accounted for substantially all of the salary increase. Overall the number of full time equivalent employees has increased by less than 1%.

Additionally, about one-fourth of the total salary and benefits percentage increase is due to first quarter 1995 reduced expense resulting from favorable medical benefits experience for that period.


Income Tax Expense                          First Quarter
(in thousands)                         1996             1995
  Total                                $3,317           $2,580
                                       ======           ======

Fluctuations in income taxes result primarily from changes in the level of profitability and variations in the amount of tax-exempt income. The increase in pre-tax income and decline in tax-exempt income account for the increased income tax expense between the periods. The level of tax-exempt income in the first quarter 1996 declined by approximately $266,000 from 1995.

Capital
Following is a statement of changes in shareholders' equity for the three month period ended March 31, 1996 (in thousands):

  Shareholders' Equity at December 31, 1995                $246,773
  Net income                                                  9,215
  Shares issued upon exercise of employee stock
   option plans                                                 309
  Shares issued under dividend reinvestment and
   employee stock purchase plans                              1,057
  Dividends to shareholders                                  (3,822)
  Change in securities valuation, net of tax                 (1,848)
  Common stock repurchased                                   (2,642)
                                                           --------
  Shareholders' Equity at March 31, 1996                   $249,042
                                                           ========

Shareholder's equity is the Company's principal capital base and it is important that it increase along with the growth in total assets in order for adequate capital ratios to be maintained. The ratio of equity to total assets at March 31, 1996 was 7.9%, unchanged from the December 31, 1995 ratio.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at March 31, 1996 is 10.6%, and the total risk-based capital ratio is 12.0%. These ratios are unchanged from the December 31, 1995 levels. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

These same capital ratios are applied at the subsidiary bank level by the Federal Deposit Insurance Corporation under which a well-capitalized bank is defined as one with at least a 10% risk-based capital level. All Company subsidiary banks met this definition at March 31, 1996 and December 31, 1995.

The capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at March 31, 1996 is 7.8%. The minimum standard leverage ratio is 3%, and virtually all financial institutions subject to these requirements are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

In addition to shareholders' equity, the Company had long-term debt of $4,883,000 at March 31, 1996 and $5,178,000 at December 31, 1995.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.
        See exhibit below.

(b)    Reports on Form 8-K
        There were no reports on Form 8-K filed during the first quarter 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned hereunto duly authorized.



                      FIRST MICHIGAN BANK CORPORATION


                      /s/ Larry D. Fredricks
                      Larry D. Fredricks
                      (Executive Vice President and Chief Financial Officer)



                      /s/ William F. Anderson
                      William F. Anderson
                      (Vice President and Controller)




DATE:   May 10, 1996

                             EXHIBIT INDEX

The following exhibits are filed herewith.


Exhibits

(11)     Computation of Earnings Per Share

                                               Part I, Exhibit (11)

                  COMPUTATION OF EARNINGS PER SHARE
                   FIRST MICHIGAN BANK CORPORATION

                                           Three Months Ended March 31,
                                     (In thousands, except per share amounts)
                                           1996                1995
Average shares outstanding                 18,207.3            18,147.7

Net effect of the assumed exercise
  of stock options (based on the
  treasury stock method using higher
  of either ending or average)                264.6               213.5
                                           --------            --------
     Total shares                          18,471.9            18,361.2
                                           ========            ========
Net income                                  $ 9,215             $ 8,104
                                            =======             =======
Per share amount                              $ .50               $ .44
                                              =====               =====




