Form 10-Q
period 1996-06-30
FIRST MICHIGAN BANK CORP
filed 1996-08-14
CIK 36522

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          _____________________


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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


                            ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  [X]    No

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 26,314,240 shares of the Company's Common Stock ($1 par value) were outstanding as of July 31, 1996.

                                   INDEX

                                                                     Page
                                                                    Number

Part I.        Financial Information (unaudited):

          Item 1.
          Financial Statements                                         3
          Notes to Consolidated Financial Statements                   6

          Item 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations-
          Interim Financial Statements                                 6

Part II.       Other Information                                      13

          Item 4.
          Submission of Matters to a Vote of Security Holders         13

          Item 6.
          Exhibits and Reports on Form 8-K                            13

Signatures                                                            14

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements
CONSOLIDATED BALANCE SHEETS

                                June 30,       December 31,    June 30,
                                  1996            1995           1995
                                       (dollars in thousands)
Assets
Cash and due from banks         $  126,942     $  128,168     $  118,557
Federal funds sold                   1,450        117,100         34,500
                                ----------     ----------     ----------
  Total cash and cash
   equivalents                     128,392        245,268        153,057
Interest bearing deposits
 with banks                          1,310          5,361          3,822
Securities:
 Available-for-sale                418,194        323,503        168,022
 Held-to-maturity (market
  values $319,696, $362,787
  and $541,800 respectively)       312,374        355,412        535,401
Loans                            2,345,385      2,216,947      2,111,580
Allowance for loan losses          (30,363)       (28,163)       (26,390)
Premises and equipment              69,489         68,551         67,067
Other assets                        59,799         53,728         50,495
                                ----------     ----------      ----------
   Total assets                 $3,304,580     $3,240,607      $3,063,054
                                ==========     ==========      ==========
Liabilities and Shareholders'
Equity  Deposits:
 Non-interest bearing           $  332,204     $  337,238      $  324,199
 Interest bearing:
   Savings and NOW accounts        942,028        893,732         878,717
   Time                          1,565,525      1,582,590       1,462,085
                                ----------     ----------      ----------
       Total deposits            2,839,757      2,813,560       2,665,001
Short-term borrowings              168,534        134,323         126,511
Other liabilities                   33,532         33,218          25,775
Long-term debt                       4,714          5,678           7,159
                                ----------     ----------      ----------
       Total liabilities         3,046,537      2,986,779       2,824,446
                                ----------     ----------      ----------
Shareholders' equity:
 Preferred stock - no par
  value; 1,000,000
  shares authorized                     --             --              --
 Common stock - $1 par
  value; 50,000,000
  shares authorized;
  issued and outstanding:
  19,736,038, 18,848,338
  and 18,777,835,
  respectively                      19,736         18,848          18,778
 Surplus                           170,902        146,930         145,539
 Retained earnings                  69,951         86,232          73,561
 Securities valuation,
  net of tax                        (2,546)         1,818             730
                                ----------     ----------      ----------
    Total shareholders' equity     258,043        253,828         238,608
                                ----------     ----------      ----------
      Total liabilities and
       shareholders' equity     $3,304,580     $3,240,607      $3,063,054
                                ==========     ==========      ==========
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                   Three months ended    Six months ended
                                        June 30,              June 30,
                                  1996       1995         1996         1995
                                 (in thousands, except for per share data)
Interest Income
 Interest and fees on loans       $53,984     $50,383     $106,896     $97,233
  Interest on securities:
    Taxable                         8,163       7,446       15,494      14,873
    Tax-exempt                      3,239       3,494        6,497       7,042
  Other interest income               291         410        1,561         747
                                  -------     -------     --------     -------
    Total interest income          65,677      61,733      130,448     119,895
                                  -------     -------     --------     -------
Interest Expense
 Interest on deposits              29,213      28,291       59,039      53,979
 Interest on short-term
  borrowings                        1,721       1,541        3,175       3,052
 Interest on long-term debt           122         178          255         363
                                  -------     -------      -------     -------
     Total interest expense        31,056      30,010       62,469      57,394
                                  -------     -------      -------     -------
Net Interest Income                34,621      31,723       67,979      62,501
 Provision for loan losses          2,317       1,953        4,689       3,769
                                  -------     -------      -------     -------
   Net interest income after
    provision for loan losses      32,304      29,770       63,290      58,732
                                  -------     -------      -------     -------
Non-Interest Income
 Service charges on deposits        3,562       3,263        6,816       6,255
 Trust income                       1,996       1,767        4,016       3,463
 Other operating income             3,275       2,400        6,608       4,845
 Securities gains (losses)           (100)         16          (84)         18
                                  -------      ------      -------     -------
     Total non-interest income      8,733       7,446       17,356      14,581
                                  -------      ------      -------     -------
Non-Interest Expense
 Salaries and employee benefits    14,524      13,419       29,182      26,691
 Occupancy                          1,772       1,637        3,613       3,281
 Equipment                          1,737       1,465        3,401       2,903
 FDIC insurance                         7       1,393           14       2,787
 Other operating                    8,871       7,293       17,234      14,465
                                  -------      ------      -------     -------
     Total non-interest expense    26,911      25,207       53,444      50,127
                                  -------      ------      -------     -------
Income Before Income Taxes         14,126      12,009       27,202      23,186
 Income taxes                       3,925       3,081        7,422       5,830
                                  -------      ------      -------     -------
Net Income                        $10,201     $ 8,928      $19,780     $17,356
                                  =======      ======      =======     =======
Net income per share                 $.38        $.33         $.74        $.65
Cash dividends declared per share     .16         .13          .31         .26
Average shares outstanding
 (in thousands)                    26,822      26,626       26,784      26,594

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                               Six months ended June 30,
                                                  1996          1995
Cash Flows From Operating Activities
 Net income                                    $  19,780         $  17,356
                                               ---------         ---------
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses                       4,689             3,769
   Origination of loans for sale in
    secondary market                            (125,472)          (57,344)
   Proceeds from sale of loans                   126,144            57,757
   Gain on sale of loans                            (672)             (413)
   Realized securities (gains) losses                 84               (19)
   Provision for depreciation, amortization
    and accretion                                  1,236             3,506
   Deferred income taxes                            (737)               (2)
   (Increase) decrease in interest receivable       (193)              315
   Increase (decrease) in interest payable          (847)            2,071
   Other - net                                      (539)             (932)
                                               ---------          --------
   Total adjustments                               3,693             8,708
                                               ---------          --------
     Net cash provided by operating activities    23,473            26,064
                                               ---------          --------
Cash Flows From Investing Activities
Net decrease in interest bearing deposits
 with banks                                        4,051               144
Purchase of securities available-for-sale       (189,222)          (38,564)
Proceeds from sales of securities
 available-for-sale                               27,906             2,056
Proceeds from maturities and prepayments
 of securities available-for-sale                 68,137            11,325
Purchase of securities held-to-maturity           (6,959)           (1,421)
Proceeds from sales of securities
 held-to-maturity                                  1,049                 0
Proceeds from maturities and prepayments of
 securities held-to-maturity                      40,380            57,537
Net increase in loans                           (130,677)         (153,954)
Purchase of premises and equipment
 and other assets                                 (6,139)           (5,689)
                                               ---------          ---------
     Net cash used in investing activities      (188,906)         (128,566)
                                               ---------          ---------
Cash Flows From Financing Activities
Net increase (decrease) in non-interest
 bearing demand, savings and NOW deposit
 accounts                                         43,262            (8,765)
Net increase (decrease) in time deposits         (17,065)          185,934
Net increase (decrease) in short-term
 borrowings                                       34,210           (46,268)
Repayment of long-term debt                         (964)             (903)
Cash dividends and fractional shares              (7,695)           (6,479)
Proceeds from sales of stock                       2,928             2,131
Common stock repurchased                          (6,119)           (1,225)
                                               ---------         ---------
  Net cash provided by financing activities       48,557           124,425
                                               ---------         ---------
Increase (decrease) in Cash and Cash
 Equivalents                                    (116,876)           21,923
Cash and Cash Equivalents, beginning
 of period                                       245,268           131,134
                                               ---------         ---------
Cash and Cash Equivalents, end of period       $ 128,392         $ 153,057
                                               =========         =========
See accompanying notes to financial statements.

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

1. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1996, June 30, 1995 and December 31, 1995 and consolidated results of operations for the three months and six months ended June 30, 1996 and 1995.

2. On April 15, 1996, the Company acquired Arcadia Financial Corporation (Arcadia), a one-bank holding company located in Kalamazoo, Michigan, through the issuance of 653,749 shares of common stock (915,246 shares adjusted for the May, 1996 stock dividend and the July, 1996 four-for-three stock split). The acquisition has been accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the balances and results of operations of Arcadia prior to acquisition.

3 Effective January 1, 1996, the Company adopted the accounting provisions for the capitalization of mortgage servicing rights promulgated by Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). Prior to the adoption of SFAS No. 122, only purchased mortgaging servicing rights were subject to capitalization, and the Company had no such activity.

4. One June 14, 1996, the Board of Directors of the Company approved a four-for-three split on common shares outstanding, payable July 26, 1996 to shareholders of record July 1, 1996. Accordingly, average share data and earnings per share have been retroactively adjusted for the stock split.

5. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

6. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company's results of operations for the three months ended June 30, 1996 and 1995, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Net income of $10,201,000 for the three months ended June 30, 1996 increased 14.3% from the $8,928,000 earned during the three months ended June 30, 1995. Earnings per share for the second quarter 1996 were $.38 versus $.33 for the same period in 1995. The increase in earnings is primarily attributable to improvements in net interest income and non-interest income. Offsetting this, in part, was an increase in non-interest expense. These changes are addressed in the analyses that follow.


Net Interest Income            Second Quarter             Year-to-date
(in thousands)               1996         1995          1996         1995
Interest income              $ 65,677     $ 61,733      $130,448     $119,895
Interest expense               31,056       30,010        62,469       57,394
Net interest income          $ 34,621     $ 31,723      $ 67,979     $ 62,501


The Company's second quarter 1996 net interest income of $34,621,000 increased by $2,898,000 (9.1%) when compared with the same period of 1995. As shown in the following table, in the second quarter of 1996 the rate on interest earning assets at 8.85% reflected a decline of 17 basis points from the year-ago period, while the rate for interest bearing liabilities decreased 18 basis points from 4.89 to 4.71. These changes resulted in an increase of 1 basis point in the interest spread for the comparative second quarters. Year-to-date, the Company's net interest spread declined 9 basis points, while its net interest margin decreased from 4.77% to 4.71%. The following table shows a comparison of average volumes, effective yields earned, and rates paid during the comparable periods.

                                    TABLE 1
                INTEREST EARNING ASSETS AND INTEREST BEARING
                     LIABILITIES BY MAJOR CATEGORIES
                         June 30, 1996 and 1995

                                   --------Second Quarter Averages----------
                                  Volumes In Thousands       Yield Earned/
                                       of Dollars              Rate Paid
                                  1996          1995          1996    1995
Interest Earning Assets
Loans                             $2,296,308    $2,082,954    9.47%   9.73%
Securities:
 Taxable                             531,790       496,683    6.11    5.97
 Tax-exempt                          205,869       218,794    9.39    9.47
Short-term investments                21,075        26,782    6.11    6.14
                                  ----------    ----------    ----    ----
 Total interest earning assets     3,055,042     2,825,213    8.85    9.02
                                  ----------    ----------    ----    ----
Interest Bearing Liabilities
Savings deposits                     930,453       877,646    2.84    3.25
Time deposits                      1,555,454     1,443,184    5.86    5.89
Short-term borrowings                158,837       134,902    4.35    4.58
Long-term debt                         4,959         7,414    9.87    9.57
                                  ----------    ----------    ----    ----
 Total interest bearing
  liabilities                      2,649,703     2,463,146    4.71    4.89
                                  ----------    ----------    ----    ----
Interest spread                   $  405,339    $  362,067    4.14%   4.13%
                                  ==========    ==========    ====    ====
Net interest income margin                                    4.77%   4.76%
                                                              ====    ====

                                      ----------Year-to-date Averages--------
                                 Volumes In Thousands         Yield Earned/
                                     of Dollars                 Rate Paid
                                  1996          1995          1996    1995
Interest Earning Assets
Loans                             $2,266,706    $2,036,482    9.50%   9.64%
Securities:
 Taxable                             508,279       497,523    6.07    5.96
 Tax-exempt                          206,341       223,316    9.38    9.38
Short-term investments                57,276        25,312    5.48    5.95
                                  ----------    ----------    ----    ----
   Total interest earning assets   3,038,602     2,782,633    8.84    8.93
                                  ----------    ----------    ----    ----
Interest Bearing Liabilities
Savings deposits                     917,190       883,742    2.84    3.27
Time deposits                      1,570,401     1,402,366    5.90    5.70
Short-term borrowings                148,417       135,311    4.29    4.54
Long-term debt                         5,212         7,569    9.80    9.58
                                  ----------    ----------
  Total interest bearing
    liabilities                    2,641,220     2,428,988    4.76    4.76
                                  ----------    ----------
Interest spread                   $  397,382    $  353,645    4.08%   4.17%
                                  ==========    ==========    ====    ====
Net interest income margin                                    4.71%   4.77%
                                                              ====    ====

Average yields in the above table have been adjusted to a tax-equivalent basis, and are computed using amortized cost for the securities portfolio. Non-accruing loans are not significant for the periods presented and are included in the average loan volumes above.

Interest Earning Assets/Interest Income
Interest income for the second quarter of 1996 increased $3,944,000 (6.4%) from the second quarter of 1995. This is due to an 8.1% increase in average volume of earning assets during the second quarter 1996 versus 1995 offset, in part, by the 17 basis point decline in the average yield on earning assets from the year-ago quarter as indicated in the previous table. Virtually all of the increase in average earning assets volume, 93% of the $229,829,000 total, is due to the growth in the loan portfolios. Average quarterly volumes in the loan portfolios increased 10.2% from those of the second quarter 1995. Mortgage, commercial and installment loans all showed strong average volume percentage increases versus the prior year period averages. Considerable strength was seen in commercial lending with an 11.6% average volume increase due primarily to the economic health of the Company's marketplace.

With the above increasing loan demand there has been a smaller growth (3.1%) in the average volume of investment securities. Increases in the overall taxable portfolio yield and the tax equivalent yield of the exempt portfolio between the periods reflect the generally rising market of investment security yields in the last year.

Interest Bearing Liabilities/Interest Expense
The average volume of interest bearing liabilities increased by $186,557,000 when compared to the second quarter 1995. Essentially all of this 7.6% increase occurred in the time deposit category as seen in the previous table. This is due primarily to growth in large certificates of deposit. The rate paid on time deposits remained essentially unchanged with a 3 basis point decline from second quarter 1995 levels. The average rate paid on short-term borrowings decreased with rate reduction in the Company's Cash Investment Checking product, a one-day retail repurchase agreement for commercial accounts. The average rate on long term debt reflects an increase as certain lower rate obligations have been amortized as scheduled since the second quarter 1995. The overall rate on quarterly average interest bearing liabilities decreased 18 basis points to 4.71% in this quarter from the second quarter 1995 average rate of 4.89%.

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

Deposit gathering is a principal source of funds for the Company. Development of consumer deposits is achieved by paying competitive rates and by maintaining an active marketing program. Larger certificates of deposit, issued to public authorities and the private sector, also provide an important source of funds for the Company. These certificates of deposit are purchased primarily from within the Company's market areas and are considered a reliable source of funds. The Company also purchases brokered certificates of deposit
(CDs) from time to time for varying periods of up to three years. Such purchases, when they occur, are made within established Company guidelines. Current balances represent approximately 12% of large CDs and 2% of total deposits. The Company made no brokered CD purchases during the current quarter.

Another principal source of funds derives from routine payments on loans and the maturities of loans and securities. The Company's securities portfolio is invested almost exclusively in investment grade issues, and, as discussed in the next section, the Company continues to have a high-quality loan portfolio. As a result, payments and maturities on these assets are also are liable source of funds. The Company transferred securities with an amortized cost of $110,674,000 from the held-to-maturity (HTM) category to available-for-sale (AFS) on December 27, 1995 as allowed by the transition provisions in the guide to implementation of Statement of Accounting Standards No. 115 issued in November 1995. The balance sheet change between these two securities classifications is due primarily to this transfer, as well as purchases, primarily in the AFS category, from maturities and sales of both HTM and AFS since the end of the second quarter of 1995.

Externally, the Company has the ability to enter the federal funds market as a purchaser to meet daily liquidity needs. In addition, the Company has the ability to enter into funding arrangements with other financial institutions.

Allowance for Loan Losses             Second Quarter        Year-to-Date
(in thousands)                       1996       1995       1996        1995
Balance, at beginning of period      $29,417    $25,492    $28,163     $24,839
Provision for loan losses              2,317      1,953      4,689       3,769
Loans charged-off                     (1,747)    (1,589)    (3,755)     (3,238)
Recoveries of loans previously
 charged-off                             376        534      1,266       1,020
                                     -------    -------    -------     -------
Balance, at end of period            $30,363    $26,390    $30,363     $26,390
                                     =======    =======    =======     =======

The provision for loan losses increased $364,000 for the second quarter versus the 1995 period. The provision for the second quarter 1996 is consistent with management's evaluation of the loan portfolio and its recent growth, while giving due consideration to the consistently low non-performing asset ratios. The reserve for loan losses as a percent of loans at June 30, 1996 is 1.29%, up 2 basis points from the 1.27% ratio at December 31, 1995.

In assessing the adequacy of the loan loss allowance, management considers many factors, including changes in the type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions and other factors that might be pertinent. The amount actually provided in any period may be more or less than actual net loan charge-offs for that period.

Net charge-offs in the second quarter 1996 increased by $577,000 compared to the second quarter 1995. Net charge-offs as a percent of average loans outstanding during the quarter were .24% for the second quarter of 1996 and
 .20% in 1995. This ratio is within the range of management's expectations and is considered a reflection of prudent lending practices. Non-accrual, past due 90 day and renegotiated loans in total were .56% and .46% of total loans outstanding at June 30, 1996 and June 30, 1995 respectively. The Company compares favorably with the banking industry nationwide in these credit ratios.

Following are the balances constituting the nonperforming assets and loans 90 days past due and still accruing as of the end of the respective periods.

                                                        June 30,
                                                  1996           1995
                                                     (in thousands)
Non-accrual loans                                 $6,841         $5,579
Renegotiated loans                                 1,168            719
Other real estate owned                            1,493          1,406
                                                  ------         ------
   Total nonperforming assets                     $9,502         $7,704
                                                  ======         ======
Loans 90 days past due                            $5,235         $3,377
                                                  ======         ======

Non-interest Income              Second Quarter          Year-to-date
(in thousands)                   1996      1995       1996         1995
  Total                          $8,733    $7,446     $17,356      $14,581
                                 ======    ======     =======      =======

Non-interest income, which includes service charges on deposit accounts, loan fees, trust and investment management fees, other operating income and securities transactions, increased $1,287,000 (17.3%) during the three months ended June 30, 1996 compared to the same period in 1995. Overall the non-interest income was favorably impacted both by mortgage banking, which consists of mortgage loan origination, sales and servicing, and by trust and financial services revenue improvements. The largest increases were seen in fees and gains on sale of loans amounting to approximately $975,000. By comparison the second quarter 1995 had an relatively low level of mortgage banking income resulting from gradually increasing mortgage interest rates during 1995. Trust and investment management fees increased by $229,000 (13.0%) over the year ago period. This is due both to asset growth in managed mutual funds and to trust account asset increases. Service charges on deposits increased $299,000, or 9.2%, primarily due to inter-period volume increases. Securities transactions in the second quarter 1996 resulted in a $100,000 loss compared to a gain of $16,000 in the year ago quarter.

Non-interest Expense        Second Quarter          Year-to-date
(in thousands)            1996        1995        1996        1995
  Total                   $26,911     $25,207     $53,444     $50,127
                          =======     =======     =======     =======

Non-interest expense increased $1,704,000 (6.8%) when comparing the second quarter of 1996 with 1995. Of the total non-interest expense increase, salary and benefits costs and other expenses contributed to the majority of this increase. Other operating expense increases occurred in communications expenses, computer processing and software support, which are related to the improved delivery of retail products and services. FDIC insurance premiums were virtually eliminated in 1996 as a result of the Bank Insurance Fund (BIF) achieving the statutory level for the reduction of premiums versus a $1,393,000 expense in 1995. The decline in FDIC premiums offset increases in other categories. Management expects FDIC insurance premiums to be nominal in future periods presuming the continued maintenance of the BIF at its current ratio and the Company maintaining the appropriate risk-based capital levels.

The 8.2% increase in salary and benefits expense in the second quarter 1996 versus 1995 is due primarily to annual merit increases which approximated 4.5% corporate-wide. These merit increases along with promotional increases and recruitment to fill certain key management positions for the implementation of the Company's retail strategy accounted for substantially all of the salary increase. Overall the number of full time equivalent employees has increased by less than 1%.

Income Tax Expense          Second Quarter         Year-to-date
(in thousands)             1996       1995        1996       1995
  Total                    $3,925     $3,081      $7,422     $5,830
                           ======     ======      ======     ======

Fluctuations in income taxes result primarily from changes in the level of profitability and variations in the amount of tax-exempt income. The increase in pre-tax income and decline in tax-exempt income account for the increased income tax expense between the periods. The level of tax-exempt income in the second quarter 1996 declined by approximately $228,000 from 1995.

Capital
Following is a statement of changes in shareholders' equity, restated for the acquisition of Arcadia on a pooling of interests basis, for the six month period ended June 30, 1996 (in thousands):

  Shareholders' Equity at December 31, 1995                       $253,828
  Net income                                                        19,780
  Shares issued upon exercise of employee stock option plans           772
  Shares issued under dividend reinvestment and employee and
   director stock purchase plans                                     2,156
  Dividends to shareholders                                         (8,010)
  Change in securities valuation, net of tax                        (4,364)
  Common stock repurchased                                          (6,119)
  Shareholders' Equity at June 30, 1996                           $258,043

Shareholder's equity is the Company's principal capital base and it is important that it increase along with the growth in total assets in order for adequate capital ratios to be maintained. The ratio of equity to total assets at June 30, 1996 was 7.8%, unchanged from the December 31, 1995 ratio.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at June 30, 1996 is 10.4%, and the total risk-based capital ratio is 11.8%. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

These same capital ratios are applied at the subsidiary bank level by the Federal Deposit Insurance Corporation under which a well-capitalized bank is defined as one with at least a 10% risk-based capital level. All Company subsidiary banks met this definition at June 30, 1996 and December 31, 1995.

The capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at June 30, 1996 is 7.7%. The minimum standard leverage ratio is 3%, and virtually all financial institutions subject to these requirements are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

In addition to shareholders' equity, the Company had long-term debt of $4,714,000 at June 30, 1996 and $5,678,000 at December 31, 1995.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The Registrant's annual meeting of shareholders was held on April 18, 1996. The shareholders voted on the election of directors and on a proposal to amend the Registrant's Articles of Incorporation to increase the authorized common stock.

Following are the directors elected for terms as indicated and the results of ballots cast for each.

                                                              Shares voted
                      Term          Shares voted "For"    "Withhold Authority"
Robert J. Kapenga        3 years        15,218,436               206,153
David M. Cassard         3 years        15,195,731               228,858
Roger A. Andersen        3 years        15,233,868               190,721

The following directors continue in office: James H. Bloem, Doyle A. Hayes, Meriam B. Leeke, Donald W. Maine, Jack H. Miller, David M. Ondersma, John W. Spoelhof and Stephen A. Stream. Mr. Merle J. Prins did not stand for re-election to the Board.

Following are the results of shares voted on the proposal to amend the Articles of Incorporation to increase the authorized common stock from 24,000,000 shares to 50,000,000 shares.

Shares voted for        13,598,905
Shares voted against     1,641,090
Shares abstaining          184,594


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
       See exhibit index on page 16.

(b)  Reports on Form 8-K
       There were no reports on Form 8-K filed during the second quarter 1996.

                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned hereunto duly authorized.



                        FIRST MICHIGAN BANK CORPORATION


                        /s/ Larry D. Fredricks
                        Larry D. Fredricks
                        (Executive Vice President and Chief Financial Officer)



                        /s/ William F. Anderson
                        William F. Anderson
                        (Vice President and Controller)




DATE:   August 10, 1996

                                   EXHIBIT INDEX



The following exhibits are filed herewith.



  Exhibits                                                  Page


   (11)   Computation of Earnings Per Share                  16

                                                      Part I, Exhibit (11)

                     COMPUTATION OF EARNINGS PER SHARE
                      FIRST MICHIGAN BANK CORPORATION


                                    Three Months             Six months
                                   ended June 30,           ended June 30,
                                  1996        1995        1996        1995
                                  (in thousands, except per share amounts)
Average shares outstanding        26,391.1    26,293.1    26,373.0    26,278.0

Net effect of the assumed
 exercise of stock options
 (based on the treasury stock
 method using higher of
 either ending or average)           431.4       333.2       411.3       316.0
                                  --------    --------    --------    --------
   Total shares                   26,822.5    26,626.3    26,784.3    26,594.0
                                  ========    ========    ========    ========
 Net income                       $ 10,201    $  8,928    $ 19,780   $  17,356
                                  ========    ========    ========   =========
 Per share amount                   $  .38      $  .33      $  .74      $  .65
                                  ========    ========    ========   =========



