Form 10-Q
period 1996-09-30
FIRST MICHIGAN BANK CORP
filed 1996-11-14
CIK 36522

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

             The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 26,300,795 shares of the Company's Common Stock ($1 par value) were outstanding as of October 31, 1996.

                                      INDEX
                                                                        Page
                                                                        Number

Part I.               Financial Information (unaudited):

              Item 1.
              Financial Statements                                           3
              Notes to Consolidated Financial Statements                     6

              Item 2.
              Management's Discussion and Analysis of
                Financial Condition and Results of Operations                6

Part II.              Other Information                                     13

              Item 6.
              Exhibits and Reports on Form 8-K                              13

Signatures                                                                  14


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
                                      September 30,  December 31,  September 30,
                                          1996           1995          1995
                                        ------          ------        -----
                                                  (dollars in thousands)
Assets
  Cash and due from banks ............... $   153,529  $   128,168  $ 113,241
  Federal funds sold ....................      15,800      117,100     52,500
                                            ---------    ---------   --------
     Total cash and cash equivalents ....     169,329      245,268    165,741
  Interest bearing deposits with banks ..       1,349        5,361      6,914
  Securities:
    Available-for-sale ..................     440,427      323,503    201,899
    Held-to-maturity (market values
     $309,818, $362,787 and $505,327,
     respectively) ......................     301,079      355,412    501,209
  Loans .................................   2,421,875    2,216,947  2,159,353
  Allowance for loan losses .............     (30,967)     (28,163    (27,217)
  Premises and equipment ................      68,875       68,551     67,809
  Other assets ..........................      60,496       53,728     52,316
                                            ---------    ---------  ---------
     Total assets ....................... $ 3,432,463  $ 3,240,607 $3,128,024
                                            =========    =========  =========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing .................. $   352,031  $   337,238  $ 317,129
  Interest bearing:
    Savings and NOW accounts ............     989,444      893,732    907,279
    Time ................................   1,636,104    1,582,590  1,495,840
                                            ---------    ---------  ---------
     Total deposits .....................   2,977,579    2,813,560  2,720,248
Short-term borrowings ...................     122,470      134,323    125,239
Other liabilities .......................      37,095       33,218     30,050
Long-term debt ..........................      29,714        5,678      7,125
                                            ---------    ---------  ---------
     Total liabilities ..................   3,166,858    2,986,779  2,882,662
                                            ---------    ---------  ---------

Shareholders' equity:
  Preferred stock - no par value;
   1,000,000 shares authorized ..........        --           --         --
  Common stock - $1 par value;
   50,000,000 shares authorized;
   issued and outstanding:
   26,277,243, 18,848,338 and
   18,798,826, respectively .............      26,277       18,848     18,799
  Surplus ...............................     163,302      146,930    146,007
  Retained earnings .....................      76,703       86,232     79,816
  Securities valuation, net of tax ......        (677)       1,818        740
                                            ---------    ---------  ---------
     Total shareholders' equity .........     265,605      253,828    245,362
                                            ---------    ---------  ---------
     Total liabilities and
       shareholders' equity ..             $3,432,463  $ 3,240,607 $3,128,024
                                            =========    =========  =========

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
                                     Three months ended     Nine months ended
                                       September 30,         September 30,
                                      1996      1995       1996        1995
                                      ----      ----       ----        ----
                                     (in thousands, except for per share data)
Interest Income

  Interest and fees on loans ......   $56,533   $51,794    $163,429    $149,027
  Interest on securities:
    Taxable .......................     8,203     7,255      23,697      22,128
    Tax-exempt ....................     3,219     3,425       9,716      10,467
  Other interest income ...........       182       928       1,743       1,675
                                     --------  --------     -------    --------
     Total interest income ........    68,137    63,402     198,585     183,297
                                     --------  --------     -------    --------

Interest Expense
  Interest on deposits ............    30,548    29,171      89,587      83,150
  Interest on short-term borrowings     1,718     1,346       4,893       4,398
  Interest on long-term debt ......       243       170         498         533
                                     --------  --------    --------    --------
     Total interest expense .......    32,509    30,687      94,978      88,081
                                     --------  --------    --------    --------

Net Interest Income ...............    35,628    32,715     103,607      95,216
  Provision for loan losses .......     2,728     2,064       7,417       5,833
                                     --------  --------    --------    --------
     Net interest income after
      provision for loan losses        32,900    30,651      96,190      89,383
                                     --------  --------    --------    --------

Non-Interest Income
  Service charges on deposits .....     3,674     3,225      10,490       9,480
  Trust income ....................     1,949     1,825       5,965       5,288
  Other operating income ..........     3,732     2,899      10,340       7,744
  Securities gains (losses) .......         0        18         (84)         36
                                     --------  --------    --------    --------
     Total non-interest income ....     9,355     7,967      26,711      22,548
                                     --------  --------    --------    --------

Non-Interest Expense
  Salaries and employee benefits ..    15,013    14,323      44,195      41,014
  Occupancy .......................     1,750     1,662       5,363       4,943
  Equipment .......................     1,751     1,547       5,152       4,450
  FDIC insurance ..................         7      (145)         21       2,642
  Other operating .................     8,466     7,997      25,700      22,462
                                     --------  --------    --------    --------
     Total non-interest expense ...    26,987    25,384      80,431      75,511
                                     --------  --------    --------    --------

Income Before Income Taxes ........    15,268    13,234      42,470      36,420
  Income taxes ....................     4,287     3,523      11,709       9,353
                                     --------  --------    --------    --------

Net Income ........................   $10,981    $9,711         $30      27,067
                                     ========  ========    ========    ========

Net income per share ..............     $.41       $.37       $1.15       $1.02
Cash dividends declared
   per share ......................      .16        .14         .47         .40

Average shares outstanding
   (in thousands) .................    26,749    26,669      26,773      26,619

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                Nine months ended September 30,
                                                       1996       1995
                                                       -----      -----
Cash Flows From Operating Activities
  Net income ......................................... $  30,761  $  27,067

  Adjustments to reconcile
   net income to net cash provided
   by operating activities:

      Provision for loan losses ......................     7,417      5,833
      Origination of loans for sale
         in secondary market .........................  (167,382)  (105,643)
      Proceeds from sale of loans ....................   168,404    106,399
      Gain on sale of loans ..........................    (1,022)      (756)
      Realized securities (gains) losses .............        84        (36)
      Provision for depreciation,
         amortization and accretion ..................     3,554      5,258
      Deferred income taxes ..........................      (724)       (52)
      Increase in interest receivable ................    (1,557)    (1,906)
      Increase (decrease) in interest
         payable .....................................      (707)     2,919
      Other - net ....................................     2,499      3,321
                                                       ---------  ---------
      Total adjustments ..............................    10,566     15,337
                                                       ---------  ---------
        Net cash provided by
           operating activities ......................    41,327     42,404
                                                       ---------  ---------

Cash Flows From Investing Activities
Net (increase) decrease in interest
    bearing deposits with banks ......................     4,012     (2,948)
Purchase of securities available-for-sale ............  (216,898)   (81,716)
Proceeds from sales of securities
    available-for-sale ...............................    27,906      4,098
Proceeds from maturities and prepayments
    of securities available-for-sale
                                                          75,733     17,623
Purchase of securities held-to-maturity ..............   (11,530)    (4,731)
Proceeds from maturities and prepayments
    of securities held-to-maturity ...................    60,420     95,945
Net increase in loans ................................  (208,789)  (203,126)
Purchase of premises and equipment and
    other assets .....................................    (8,207)    (8,345)
                                                       ---------  ---------
        Net cash used in investing activities ........  (277,353)  (183,200)
                                                       ---------  ---------

Cash Flows From Financing Activities
Net increase in non-interest bearing
  demand, savings and NOW deposit accounts
                                                         110,505     12,727
Net increase in time deposits ........................    53,514    219,688
Net increase (decrease) in short-term
   borrowings ........................................    13,147    (47,540)
Repayment of long-term debt ..........................      (964)      (937)
Cash dividends and fractional shares .................   (11,868)    (9,931)
Proceeds from sales of stock .........................     4,258      3,176
Common stock repurchased .............................    (8,505)    (1,780)
                                                       ---------  ---------
        Net cash provided by financing
          activities .................................   160,087    175,403
                                                       ---------  ---------
Increase (decrease) in Cash and
    Cash Equivalents .................................   (75,939)    34,607
Cash and Cash Equivalents, beginning
    of period ........................................   245,268    131,134
                                                       ---------  ---------
Cash and Cash Equivalents, end of period ............. $ 169,329  $ 165,741
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

1. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1996, September 30, 1995 and December 31, 1995 and consolidated results of operations for the three months and nine months ended September 30, 1996 and 1995.

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

4. On June 14, 1996, the Board of Directors of the Company approved a four-for-three split on common shares outstanding, payable July 26, 1996 to shareholders of record July 1, 1996. Accordingly, average share data and earnings per share have been retroactively adjusted for the stock split.

5. In mid-September, the Company signed a definitive agreement to purchase from another bank three branches that will expand certain markets already served by the Company's subsidiary banks. Only the fixed assets and the deposit liabilities approximating $35 million will be acquired. The purchase is expected to be consummated in the fourth quarter 1996.

6. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

7. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company's results of operations for the three months ended September 30, 1996 and 1995, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Net income of $10,981,000 for the three months ended September 30, 1996 increased 13.1% from the $9,711,000 earned during the three months ended September 30, 1995. Earnings per share for the third quarter 1996 were $.41 versus $.37 for the same period in 1995. The net income increase resulted from improvements in net interest income and in virtually all categories of non-interest income. Partially offsetting the revenue increases was an addition to the loan loss provision and increases in non-interest expense. These changes are addressed in the analyses that follow.

Net Interest Income                  Third Quarter              Year-to-Date
(in thousands)                     1996        1995          1996         1995
                                  -------     -------      --------     --------
Interest income ............     $ 68,137     $ 63,402     $198,585     $183,297
Interest expense ...........       32,509       30,687       94,978       88,081
                                 --------     --------     --------     --------
Net interest income ........     $ 35,628     $ 32,715     $103,607     $ 95,216
                                 ========     ========     ========     ========


The Company's third quarter 1996 net interest income of $35,628,000 increased by $2,913,000 (8.9%) when compared with the same period of 1995. As shown in the following table, in the third quarter of 1996 the rate on interest earning assets at 8.91% reflected a decline of 8 basis points from the year-ago period, while the rate for interest bearing liabilities decreased 7 basis points from
4.85 to 4.78. These changes resulted in a decrease of 1 basis point in the interest spread for the comparative third quarters. The net interest margin remained unchanged at 4.77% for the third quarter 1996 and 1995. Year-to-date, the Company's net interest spread declined 4 basis points, while its net interest margin also decreased 4 basis points from 4.77% to 4.73%. The following table shows a comparison of average volumes, effective yields earned, and rates paid during the comparable periods.



                                     TABLE 1
                  INTEREST EARNING ASSETS AND INTEREST BEARING
                         LIABILITIES BY MAJOR CATEGORIES
                           September 30, 1996 and 1995


                                            ---------------------------Third Quarter Averages--------------------

                                                  Volumes In Thousands                    Yield Earned/
                                                       of Dollars                           Rate Paid

                                                        1996               1995              1996                 1995
                                                        ----               ----              ----                 ----
Interest Earning Assets
  Loans                                           $2,377,852         $2,128,136             9.51%                9.71%
  Securities:
     Taxable                                         525,735            479,953              6.19                 5.99
     Tax-exempt                                      206,419            213,629              9.27                 9.51
  Short-term investments                              14,115             65,551              5.13                 5.62
                                                 -----------        -----------
      Total interest earning assets                3,124,121          2,887,269              8.91                 8.99
                                                   ---------          ---------
Interest Bearing Liabilities
  Savings deposits                                   959,638            891,801              2.99                 3.03
  Time deposits                                    1,589,003          1,482,848              5.84                 5.98
  Short-term borrowings                              145,912            127,302              4.70                 4.20
  Long-term debt                                      12,866              7,144              7.53                 9.55
                                                 -----------        -----------
      Total interest bearing liabilities           2,707,419          2,509,095              4.78                 4.85
                                                   ---------          ---------
Interest spread                                  $   416,702        $   378,174             4.13%                4.14%
                                                  ==========         ==========             ====                 ====
Net interest income margin                                                                  4.77%                4.77%
                                                                                            ====                 ====


                                           ---------------------------Year-to-date Averages----------------------

                                                  Volumes In Thousands                     Yield Earned/
                                                       of Dollars                            Rate Paid

                                                        1996               1995              1996                 1995
                                                        ----               ----              ----                 ----
Interest Earning Assets
  Loans                                           $2,304,020         $2,067,372             9.50%                9.67%
  Securities:
     Taxable                                         514,137            491,599              6.11                 5.97
     Tax-exempt                                      206,365            220,051              9.34                 9.42
  Short-term investments                              42,783             38,872              5.44                 5.76
                                                 -----------        -----------
      Total interest earning assets                3,067,305          2,817,894              8.87                 8.95
                                                   ---------          ---------
Interest Bearing Liabilities
  Savings deposits                                   931,443            886,458              2.89                 3.19
  Time deposits                                    1,576,649          1,429,487              5.88                 5.80
  Short-term borrowings                              147,577            132,613              4.43                 4.43
  Long-term debt                                       7,782              7,426              8.53                 9.57
                                                 -----------        -----------
      Total interest bearing liabilities           2,663,451          2,455,984              4.76                 4.79
                                                   ---------          ---------
Interest spread                                  $   403,854        $   361,910             4.11%                4.16%
                                                  ==========         ==========             ====                 ====
Net interest income margin                                                                  4.73%                4.77%
                                                                                            ====                 ====

Average yields in the above table have been adjusted to a tax-equivalent basis, and are computed using amortized cost for the securities portfolio. Non-accruing loans are not significant for the periods presented and are included in the average loan volumes above.

Interest Earning Assets/ Interest Income
Interest income for the third quarter of 1996 increased $4,735,000 (7.5%) from the third quarter of 1995. This is due to an 8.2% increase in average total volume of earning assets during the third quarter 1996 versus 1995 offset, in part, by the 8 basis point decline in the average yield on earning assets from the year-ago quarter as indicated in the previous table. The average loan volume for the third quarter 1996 increased by $249,716,000 over the average of the year ago period. Short term investment volumes declined by over $51 million as funds were allocated to the loan portfolios and to the $38,572,000 increase in average securities volumes. Average quarterly volumes in the loan portfolios increased 11.7% from those of the third quarter 1995. Growth was well balanced with mortgage, commercial and installment loans all showing double digit volume increases versus the prior year period averages.

With the above referenced increasing loan demand there has been a smaller growth (5.6%) in the average volume of investment securities. Increases in the overall taxable portfolio yield between the periods reflects the gradually rising market of investment security yields in the last year.

Interest Bearing Liabilities/Interest Expense
The average volume of interest bearing liabilities increased by $198,324,000 when compared to the third quarter 1995. The majority of this 7.9% increase occurred in the time deposit category as reflected in the previous table. This is due in large part to growth in large certificates of deposit. However, strong growth was also seen in other time deposit categories having maturities of up to 24 months. The rate paid on time deposits declined by 14 basis points from third quarter 1995 levels. Savings deposit average volumes increased by over $67 million. Virtually all of this was in regular savings accounts. The average rate paid on short-term borrowings increased by 50 basis points primarily due to a change in the mix of borrowings in this category. Quarterly volumes in the Company's Cash Investment Checking product between the third quarter 1996 and 1995 declined and were replaced by relatively higher costing funds in federal funds purchased and other borrowed funds. The average rate and volume changes on long term debt reflect the mid-quarter conversion of a $25,000,000 standby loan agreement to a term loan due in the year 2002. The interest rate on this term loan is seven-tenths of a percent over the daily federal funds rate. The overall rate on quarterly average interest bearing liabilities decreased 7 basis points to 4.78% in this quarter from the third quarter 1995 average rate of 4.85%.

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

The Company also purchases brokered certificates of deposit (CDs) from time to time for varying periods of up to three years. Such purchases, when they occur, are made within established Company guidelines. Current balances represent approximately 8% of large CDs and less than 2% of total deposits. The Company made no brokered CD purchases during the current quarter.

Another principal source of funds derives from routine payments on loans and the maturities of loans and securities. The Company's securities portfolio is invested almost exclusively in investment grade issues. The Company transferred securities with an amortized cost of $110,674,000 from the held- to-maturity
(HTM) category to available-for-sale (AFS) on December 27, 1995 as allowed by the transition provisions in the guide to implementation of Statement of Accounting Standards No. 115 issued in November 1995. The balance sheet change between these two securities classifications is due primarily to this transfer, as well as purchases (primarily in the AFS category) from the proceeds of maturities of both HTM and AFS and sales of AFS since the end of the third quarter of 1995.

Externally, the Company has the ability to enter the federal funds market as a purchaser to meet daily liquidity needs. In addition, the Company has the ability to enter into funding arrangements with other financial institutions.

Allowance for Loan Losses                                    Third Quarter                  Year-to-Date
(in thousands)                                          1996            1995             1996           1995
                                                      ------           ------          -------        -------
Balance, at beginning of period                       $30,363         $26,390         $28,163         $24,839
Provision for loan losses                               2,728           2,064           7,417           5,833
Loans charged-off                                      (2,712)         (1,803)         (6,467)         (5,041)
Recoveries of loans previously charged-off                588             566           1,854           1,586
                                                     --------          -------         ------          ------
Balance, at end of period                            $ 30,967         $27,217         $30,967         $27,217
                                                      =======          ======          ======          ======

The provision for loan losses increased $664,000 for the third quarter versus the 1995 period. The provision for the third quarter 1996 is consistent with management's evaluation of the loan portfolio and its recent growth and higher levels of loans charged-off during the quarter, particularly in the consumer loan category. The reserve for loan losses as a percent of loans at September 30, 1996 was 1.28%, up 1 basis point from 1.27% at December 31, 1995.

In assessing the adequacy of the loan loss allowance, management considers many factors, including changes in the type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions and other factors that might be pertinent. The amount actually provided in any period may be more or less than actual net loan charge-offs for that period.

Net charge-offs in the third quarter 1996 increased by $887,000 compared to the third quarter 1995. Net charge-offs as a percent of average loans outstanding during the quarter were .36% for the third quarter of 1996 and .23% in 1995. This ratio is within the range of management's expectations and is considered a reflection of prudent lending practices. Non-accrual, past due 90 day and renegotiated loans in total were .66% and .48% of total loans outstanding at September 30, 1996 and September 30, 1995 respectively. The Company compares favorably with the banking industry nationwide in these credit ratios. Both the net charge-off and nonperforming ratios are at recent highs, however, they are below the Company's targeted thresholds.

Following are the balances constituting the nonperforming assets and loans 90 days past due and still accruing as of the end of the respective periods.

                                                              September 30,
                                                          1996          1995
                                                             (in thousands)

Non-accrual loans                                        $7,546        $5,530
Renegotiated loans                                          551         1,236
Other real estate owned                                     711         1,798
                                                         ------         -----
   Total nonperforming assets                            $8,808        $8,564
                                                          =====         =====

Loans 90 days past due                                   $7,919        $3,569
                                                          =====         =====

Non-interest Income                                         Third Quarter                      Year-to-Date
(in thousands)                                           1996           1995              1996            1995
                                                       --------       --------           -------          ------
  Total                                                 $ 9,355       $ 7,967           $26,711          $22,548
                                                         ======        ======            ======           ======

Non-interest income, which includes service charges on deposit accounts, loan fees, trust and investment management fees, other operating income and securities transactions, increased $1,388,000 (17.4%) during the three months ended September 30, 1996 compared to the same period in 1995. The largest increase amounting to approximately $449,000 was seen in service charges on deposits which was due, primarily, to changes in product pricing. Non-interest income was also favorably impacted both by mortgage banking, which consists of mortgage loan origination, sales and servicing, and by trust and financial services revenue improvements. Mortgage banking revenues increased by $329,000 while trust and investment management fees increased by $124,000 (6.8%) over the year ago period. This is due both to asset growth in managed mutual funds and to trust account asset increases. There were no securities transactions in the third quarter 1996 compared to a gain of $18,000 in the year ago quarter.

Non-interest Expense                                        Third Quarter           Year-to-Date
(in thousands)                                        1996          1995          1996            1995
                                                    --------      --------       ------          ------
  Total                                             $26,987       $25,384       $80,431         $75,511
                                                     ======        ======        ======          ======

Non-interest expense increased $1,603,000 (6.3%) when comparing the third quarter of 1996 with 1995. Salary and benefits increased by 4.9% between the third quarter 1996 and 1995. This approximates the level of annual merit and promotional increases during the year on a corporate-wide basis. Other operating expense increases occurred in communications expenses, computer processing and software support, which are related to the improved delivery of retail products and services. Federal Deposit Insurance Corporation (FDIC) insurance premiums were virtually eliminated beginning in the third quarter of 1995 as a result of the Bank Insurance Fund (BIF) achieving the statutory level for the reduction of premiums. Management expects FDIC insurance premiums to be nominal in future periods presuming the continued maintenance of the BIF at its current ratio and the Company maintaining the appropriate risk-based capital levels.

Income Tax Expense                                         Third Quarter                      Year-to-Date
(in thousands)                                        1996          1995                   1996           1995
                                                    -------       -------               --------          ------
  Total                                              $4,287       $3,523                $11,709           $9,353
                                                      =====        =====                 ======            =====

Fluctuations in income taxes result primarily from changes in the level of profitability and variations in the amount of tax-exempt income. The increase in pre-tax income and decline in tax-exempt income account for the increased income tax expense between the periods. The level of tax-exempt income in the third quarter 1996 declined by approximately $163,000 from 1995.

Capital
Following is a statement of changes in shareholders' equity, restated for the acquisition of Arcadia on a pooling of interests basis, for the nine month period ended September 30, 1996 (in thousands):

  Shareholders' Equity at December 31, 1995                                                   $253,828
  Net income                                                                                    30,761
  Shares issued upon exercise of employee stock option plans                                       890
  Shares issued under dividend reinvestment and employee and director
     stock purchase plans                                                                        3,368
  Dividends to shareholders                                                                    (12,242)
  Change in securities valuation, net of tax                                                    (2,495)
  Common stock repurchased                                                                      (8,505)
                                                                                               --------
  Shareholders' Equity at September 30, 1996                                                  $265,605
                                                                                               =======

Shareholder's equity is the Company's principal capital base and it is important that it increase along with the growth in total assets in order for adequate capital ratios to be maintained. The ratio of equity to total assets at September 30, 1996 was 7.7% and 7.8% at December 31, 1995.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at September 30, 1996 was 10.2%, and the total risk-based capital ratio was 11.6%. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

These same capital ratios are applied at the subsidiary bank level by the Federal Deposit Insurance Corporation under which a well-capitalized bank is defined as one with at least a 10% risk-based capital level. All Company subsidiary banks met this definition at September 30, 1996 and December 31, 1995.

The capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at September 30, 1996 was 7.8%. The minimum standard leverage ratio is 3%, and virtually all financial institutions subject to these requirements are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

In addition to shareholders' equity, the Company had long-term debt of $29,714,000 at September 30, 1996 and $5,678,000 at December 31, 1995. The
increase in long-term debt during the third quarter 1996 was attributable to the conversion to a term loan of $25,000,000 previously advanced on a stand-by loan. Of this, $15,000,000 had been advanced since December 31, 1995. The conversion was effective on August 15, 1996 as discussed in Note 7 to the consolidated financial statements contained in the Registrant's Form 10-K for the year ended December 31, 1995.

                           PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits.
       See exhibit index on page 16.

(b)  Reports on Form 8-K
       There were no reports on Form 8-K filed during the third quarter 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned hereunto duly authorized.



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




DATE:   November 12, 1996

                                  EXHIBIT INDEX



The following exhibits are filed herewith.



  Exhibits                                                                 Page


   (11)       Computation of Earnings Per Share                              16

                                                            Part I, Exhibit (11)

                        COMPUTATION OF EARNINGS PER SHARE
                         FIRST MICHIGAN BANK CORPORATION
                                                                       Three Months               Nine months
                                                                     ended September 30,      ended September 30,
                                                                      1996        1995         1996          1995
                                                                        (in thousands, except per share amounts)
Average shares outstanding                                           26,299.6    26,311.4     26,348.5      26,289.1

Net effect of the assumed exercise of stock options
  (based on the treasury stock method using higher
   of either ending or average)                                         449.6       357.3        424.1         329.8
                                                                   ----------  ----------    ---------     ---------

     Total shares                                                    26,749.2    26,668.7     26,772.6      26,618.9
                                                                     ========    ========     ========      ========

  Net income                                                         $ 10,981   $  9,711      $ 30,761     $  27,067
                                                                     ========   ========      ========     =========

  Per share amount                                                     $  .41       $  .37      $ 1.15        $ 1.02
                                                                       ======       ======      ======        ======

