Form 10-K
period 1996-12-31
FIRST MICHIGAN BANK CORP
filed 1997-03-31
CIK 36522

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission File Number 0-7638

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

                         Yes _X_    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by "non-affiliates" of the Registrant (for this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates) on March 3, 1997: Common Stock, $1.00 Par Value - $775,307,000 (Based on $30.00 per share which was the closing price in the over-the-counter market as quoted by "NASDAQ" on March 3, 1997. Reference is made to Item 5, Part II for further information.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date.

Common Stock,  $1.00 Par Value - 26,379,852  shares  outstanding  as of March 3,
1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Part II of this Report.

Portions of the Registrant's proxy statement for its annual meeting to be held April 15, 1997 are incorporated by reference into Part III of this Report.

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

The Registrant is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (the "Act"). The Registrant owned, on December 31, 1996, all of the outstanding stock of fifteen state-chartered banks under Michigan law: FMB-First Michigan Bank (Zeeland), FMB- Lumberman's Bank (Muskegon), FMB-Community Bank (Dowagiac), FMB-Oceana Bank (Hart), FMB-State Savings Bank (Lowell), FMB-Reed City Bank (Reed City), FMB-Commercial Bank (Greenville),
FMB-First Michigan Bank-Grand Rapids (Grand Rapids), FMB-Maynard Allen Bank (Portland), FMB-Northwestern Bank (Boyne City), FMB-Security Bank (Manistee), FMB-Old State Bank (Fremont), FMB-Sault Bank (Sault Ste. Marie) through Registrant's ownership of Superior Financial Corporation, a bank holding company, FMB-Arcadia Bank (Kalamazoo) and FMB-Trust (the "subsidiary banks"). Registrant also owns four nonbank subsidiaries: First Michigan Life Insurance Company (FMLIC), incorporated in Arizona, which writes credit life, health and accident insurance for customers of the affiliates of the Registrant only, FMB-Brokerage Services, Inc. (Brokerage), doing business as FMB Investment Services, which provides retail securities brokerage services to customers of the Registrant's affiliate banks and others and, through FMB-Trust, FMB-Insurance Agency, Inc. (Agency), which serves as the agency through which annuity investments are sold by licensed employees and, through FMB-First Michigan Bank, FMB Title Services, Inc. (Title) which provides title insurance services to customers of the Registrant's banks.

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

Aside from the stock of the subsidiary banks, FMLIC, Brokerage, Agency and Title, the Registrant has no substantial assets. The Registrant's income depends primarily upon centralized support service fees, interest income and dividends received from subsidiary banks. Centralized support service fee income from subsidiaries reflects the costs incurred by the Registrant in the course of directing and providing the activities noted above. As noted elsewhere, dividend income depends upon the subsidiary banks' earnings, their financial condition, compliance with regulatory requirements (including legal limitations on the payment of dividends), and other factors and, in addition, are subject to declaration by their respective boards of directors. Under Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank.

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

                          Business of Subsidiary Banks
Except for FMB-Trust, which provides trust and trust related services only, the subsidiary banks are engaged in the business of general commercial and retail banking and, indirectly through other subsidiaries, the business of trust services and investment services. Financial services and products are delivered through a network of full service branches, specialized offices, automatic teller machines, telephones and on-line banking. Commercial and retail banking activities entail offering to businesses, individuals and governmental units a variety of deposit products including checking accounts, savings accounts and time deposits and short term deposits. The banks conduct lending activities in the commercial and consumer marketplaces, offering the following types of credits - secured and unsecured business and personal loans; commercial, residential and home equity mortgage loans; construction financing; letters of credit; consumer installment loans (automobiles and recreational vehicles and equipment); personal, home equity and overdraft protection lines of credit; and credit cards.

The lending activities of the banks are governed by a uniform bank loan policy (the "policy") established by the Registrant and adopted by the board of directors of each bank. The policy specifies the types of credits that are acceptable to the banks. It also establishes lending limits for the banks' loan officers and guidelines for appropriate, conservative collateral margins for secured loans. Loan officers at the banks conduct the day-to-day credit process in accordance with the policy, initiating and approving all extensions of credit and monitoring credit quality. An independent loan review function, established by the Registrant, assists bank management in the process of monitoring credit underwriting standards and ensures that lending decisions are made within the established policy guidelines. Under the policy, senior loan officers are responsible for identifying, monitoring and managing concentrations of credit that may occur. As of December 31, 1996, the Registrant had no significant concentration of loans to any group of borrowers engaged in similar activities that would be impacted by changes in economic or other conditions and have a materially adverse impact on the business of the Registrant.

All lending activities of the banks involve credit and interest rate risk to varying degrees. Interest rate risk is managed through asset/liability management committees at both the bank and consolidated levels, which are discussed in detail in management's discussion and analysis of financial condition and results of operations in Item 7. Regarding credit risk, a larger potential risk of loss to the banks exists on individual credits in the commercial portfolio. Commercial credit risk is mitigated through the loan underwriting process with reference to the policy guidelines regarding acceptable credit risk and collateral margins. In the consumer portfolio, there is much less potential risk of loss on an individual credit, but there is a greater frequency of loss, which is both anticipated and predictable. Consumer credit risk is also mitigated by reference to the policy guidelines for collateral margins. Problem loan situations are identified by individual loan officers for commercial credits and by collections departments for consumer credits, both of which are responsible for initiating corrective action to control losses within reasonable limits.

Three of the subsidiaries of the Registrant meet the definition of significant subsidiaries. On a combined basis they account for 65% of December 31, 1996 total consolidated assets and 75% of consolidated earnings for the year then ended. These subsidiaries are located in Zeeland, Grand Rapids and Muskegon. Together they serve the largest banking markets in West Michigan. The other subsidiaries of the Registrant serve various retail and commercial banking markets of West Michigan from the southern-most counties of the State into the upper peninsula serving the Sault Ste. Marie area.

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

The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the Federal Reserve; written notice is merely required within ten days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to twelve days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier I capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the Federal Reserve, but not yet implemented by regulations.

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

The fifteen subsidiary banks are organized as Michigan banking corporations and thus are regulated and supervised by the Financial Institutions Bureau of the Michigan Department of Commerce. Michigan law permits Michigan state-chartered banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Financial Institutions Bureau, a Michigan bank may relocate its main office to any location in the state, establish and operate branch banks anywhere in the state and contract with other banks to act as branches thereof. The Registrant's subsidiary banks, excluding FMB-Trust, have entered into an interbank branching agreements whereby each of the banks may act as branches of the other banks.

Fourteen of the subsidiary banks accept customer deposits, and the deposits of each bank are insured by the Federal Deposit Insurance Corporation (FDIC). Consequently, these subsidiary banks are subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. As a result of such supervision and regulation, these subsidiary banks are subject to requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations based on capital and surplus, limitations on branching and limitations on the payment of dividends on their common stock. These regulations are intended primarily for the protection of the depositors and customers of the subsidiary banks, rather than shareholders of the Registrant.

The provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) directly affect banks and bank holding companies. FIRREA requires the FDIC to maintain two funds to insure customer deposits: for banks the Bank Insurance Fund (BIF), and for savings and loan associations, the Savings Association Insurance Fund. FIRREA also allows bank holding companies to acquire financially sound thrift institutions. Previously, bank holding companies could acquire only failing thrift institutions. Through a "cross-guarantee" provision in FIRREA, the FDIC may hold commonly controlled depository institutions liable if an affiliated depository institution fails. In such an event, the interests of the FDIC are placed ahead of the bank holding company shareholders.

As a Michigan business corporation, the Registrant may generally declare and pay dividends, provided that the Registrant is not insolvent and that the payment of the dividend would not render it insolvent, and, after giving effect to the distribution, that the Registrant's total assets equal or exceed its total liabilities plus the dissolution preference of any senior equity securities. However, the Registrant's ability to pay dividends to its stockholders is limited by its ability to obtain funds from its subsidiary banks and by regulatory capital guidelines applicable to the Registrant. Dividend restrictions are discussed in Note 19 of the Notes to the Consolidated Financial Statements in Part II.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FIDCIA") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or applying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may also prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board has issued a policy statement providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Michigan legislature adopted, effective March 28, 1996, the Credit Reform Act. This statute, together with amendments to other related laws, permits regulated lenders, indirectly including Michigan chartered banks, to charge and collect higher rates of interest and increased fees on certain types of loans to individuals and businesses. The laws prohibit "excessive fees and charges," and authorize governmental authorities and borrowers to bring actions for injunctive relief and statutory and actual damages for violations by lenders. The statutes specifically authorize class actions, and also civil money penalties for knowing and willful, or persistent violations.

FDIC regulations which became effective April 1, 1996, impose limitations (and in certain cases, prohibitions) on (i) certain "golden parachute" severance payments by troubled depository institutions and their affiliated holding companies to institution-affiliated parties (primarily directors, officers, employees or principal shareholders of the institution) and (ii) certain indemnification payments by a depository institution or its affiliated holding company, regardless of financial condition, to institution-affiliated parties. The FDIC regulations impose limitations on indemnification payments which could restrict, in certain circumstances, payments by the Registrant or the Bank's to their respective directors or officers otherwise permitted under the Michigan Business Corporation Act or the Michigan Banking Code, respectively.

                                   Competition
The banking business in Michigan is highly competitive. Large Michigan metropolitan-based bank holding companies have established offices and branches throughout the state. This has resulted in an increasing competitive atmosphere in the market areas where the Registrant's banking business is conducted. As noted above, out-of-state bank holding companies may acquire Michigan banking institutions. This is expected to further intensify competition. Based on total consolidated assets of $3,520,433,000 at December 31, 1996, the Registrant ranked 6th in size among bank holding companies located in Michigan.

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

                                    Employees
At December 31, 1996, the Registrant and its subsidiary banks had approximately 1,570 employees, calculated in terms of full-time equivalents. Employee relationships are considered to be excellent. Benefit programs, generally for full-time employees, include a pension plan, cash or deferred compensation plan, group comprehensive medical and long-term disability plans, group life insurance, paid vacation and sick-leave programs.

                                   Franchises
The Registrant has no material patents, licenses or franchises, except the corporate franchises of its subsidiaries to engage in the banking business. These franchises to engage in the banking business are perpetual in duration but may be revoked under certain circumstances in accord with the provisions of the laws to which each is applicable.

                                Industry Segments
The Registrant and its subsidiaries are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking and trust activities along with other permitted activities closely related to banking, namely brokerage services, credit life and accident and health insurance and certain other insurance agency services.

ITEM 2.  PROPERTIES
The Registrant and its subsidiaries conduct business from 97 banking and administrative offices. Of these 84 are owned, covering approximately 606,000 square feet, and 13 are leased, covering approximately 40,000 square feet. The Registrant's corporate headquarters, at 135,000 square feet, is the largest of the owned properties and is utilized primarily for centralized support services and for corporate administration. Other owned and leased properties are banks, banking branches and specialized offices for bank administration and delivery of the subsidiaries' financial products and services located in the communities they serve. All of the facilities are believed to be in excellent condition and adequate to meet the Registrant's present needs.

ITEM 3.  LEGAL PROCEEDINGS
There are no material pending legal proceedings against the Registrant or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the three months ended December 31, 1996.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF REGISTRANT
The following are the executive officers of the Registrant:

Name                       Age     Position (Date Elected to Position)
David M. Ondersma           55     Chairman (August, 1989)
                                   Chief Executive Officer (June, 1985)

Stephen A. Stream           54     President and Chief Operating Officer
                                      (January 1, 1995)
                                   Secretary (May, 1992)

Merle J. Prins              59     Executive Vice President (January, 1994)

Larry D. Fredricks          60     Executive Vice President and Chief
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

                                     PART II

Certain portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 ("1996 Annual Report"), are filed as Exhibit 13 to this Form 10-K Report. The following information items in Part II of this Report, which are contained in portions of the Annual Report on the pages noted, are specifically incorporated by reference into this Form 10-K Report.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Dividend restrictions are set forth in Note 19 to Registrant's consolidated financial statements included in Item 8 of this form 10-K Annual Report.

The Registrant's common stock is quoted on the NASDAQ National Market System under the symbol FMBC. As of March 3, 1997, there were approximately 13,200 shareholders of record of the Registrant's common stock.

The prices shown below are based on reports published for representative quotations in the over-the-counter market supplied by the National Association of Securities Dealers, Inc. In all periods, the prices shown reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. There may have been transactions or quotations at higher or lower prices of which management is not aware. The per share dividend and market price information set forth below has been adjusted to give retroactive effect to the four-for-three stock split paid in July 1996, and 5% stock dividends paid in May 1996 and 1995.

                                                                               Closing     Dividends
Per Share and Unaudited                     High Bid          Low Bid            Bid        Declared
Year ended December 31, 1996
First Quarter                               21.250            19.625           21.250         .15
Second Quarter                              23.500            21.250           23.250         .16
Third Quarter                               24.750            22.500           24.750         .16
Fourth Quarter                              29.500            24.500           29.500         .19

Year ended December 31, 1995
First Quarter                               16.375            15.500           16.375         .13
Second Quarter                              17.625            16.375           17.375         .13
Third Quarter                               18.375            17.375           18.375         .14
Fourth Quarter                              21.125            18.375           19.625         .15

ITEM 6.  SELECTED FINANCIAL DATA
The information required by this item is incorporated by reference from pages 44-45 of the 1996 Annual Report under the captions "Summary of Earnings," "Summary Balance Sheet," "Per Share Data," and "Credit Quality Ratios."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is incorporated by reference from pages 47-58 of the 1996 Annual Report under the caption "Management's Discussion and Analysis."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference from pages 21-43 and pages 46 and 59 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             Directors of Registrant
Information relating to directors and director nominees of the Registrant and compliance with Section 16(a) of the Exchange Act is contained under the caption "Information About Directors and Director Nominees" in the Registrant's definitive Proxy Statement, dated March 13, 1997, for the Annual Meeting of Shareholders to be held on April 15, 1997, as filed with the Commission, which information is incorporated by reference in this Form 10-K Annual Report.

                        Executive Officers of Registrant
Information relating to Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
Information relating to compensation of the Registrant's executive officers is contained under the caption "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement, dated March 13, 1997, for the Annual Meeting of Shareholders to be held on April 15, 1997 as filed with the Commission, which information is incorporated by reference in this Form 10-K Annual Report, excluding the information included under the captions "Committee Report on Executive Compensation" and "Shareholder Return Performance Graph".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information concerning security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Beneficial Ownership of Management" and "Information about Directors and Director Nominees" in the definitive proxy statement dated March 13, 1997 for the Annual Meeting of Shareholders to be held April 15, 1997 as filed with the Commission, which information is incorporated herein by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information relating to management transactions with the Registrant is contained under the caption "Other Transactions" in the Registrant's definitive Proxy Statement, dated March 13, 1997, for the Annual Meeting of Shareholders to be held on April 15, 1997, as filed with the Commission, which information is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

          The following financial statements of First Michigan Bank Corporation are incorporated by reference under Item 8 of this Report, from the Registrant's 1996 Annual Report to Shareholders, certain portions of which are filed as Exhibit 13 to this 10-K Report.

          Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Income for the years ended December 31,
            1996, 1995 and 1994.
          Consolidated  Statements of  Shareholders' Equity  for the years ended
            December 31, 1996, 1995 and 1994.
          Consolidated Statements of Cash Flows for the years ended December 31,
            1996, 1995 and 1994.
          Notes to Consolidated Financial Statements
          Independent Auditors' Report

(a) 2.   Financial Statement Schedules
          All  financial   statement   schedules   have  been  included  in  the
          consolidated financial statements or are either not applicable or not significant.

(a) 3.   Exhibits
          Reference is made to the Exhibit Index which is found in this Form 10-K Annual Report.

(b)      Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                                            FIRST MICHIGAN BANK CORPORATION

                                            /s/ David M. Ondersma
                                            By: David M. Ondersma
                                                (Chairman of the Board and
                                                 Chief Executive Officer)


                                            /s/ Larry D. Fredricks
                                            By: Larry D. Fredricks
                                                (Principal Financial Officer)
                                                (Principal Accounting Officer)

Date: March 13, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 1997 by the following persons on behalf of the registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below hereby appoints David M. Ondersma as his or her attorney-in-fact, to sign in his or her name and on his on her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.



/s/ Roger A. Andersen                               /s/ Meriam B. Leeke
Roger A. Andersen, Director                         Meriam B. Leeke, Director


/s/ Ronald A. Bieke                                 /s/ Donald W. Maine
Ronald A. Bieke, Director                           Donald W. Maine, Director


/s/ James H. Bloem                                  /s/ Jack H. Miller
James H. Bloem, Director                            Jack H. Miller, Director


/s/ David M. Cassard                                /s/ David M. Ondersma
David M. Cassard, Director                          David M. Ondersma, Director


/s/ Doyle A. Hayes                                  /s/ John W. Spoelhof
Doyle A. Hayes, Director                            John W. Spoelhof, Director


/s/ Robert J. Kapenga                               /s/ Stephen A. Stream
Robert J. Kapenga, Director                         Stephen A. Stream, Director

                                  EXHIBIT INDEX

The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number
(13) Certain portions of the Company's 1996 Annual Report to Shareholders. This information was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

(21)     Subsidiaries of the Registrant.

(23)(a)  Consent  of Independent  Certified  Public Accountants, dated March 26,
         1997.

(23)(b) Consent of Independent Certified Public Accountants, dated March 26, 1997, regarding the Registrant's Cash Option Plan.

(27)     Financial data schedule.

(99) Financial statements, financial statement schedules and report of independent accountants for the Registrant's Cash Option Plan.

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number                                            Original Filing Form and Date
------                                            -----------------------------
 (3)(a)  Section 7 of Article VIII of             Exhibit 3 of Form S-4
         the Articles of Incorporation            Registration Statement File
         of Registrant as added to                No. 33-87996.
         Article VIII by amendment
         approved by a vote of
         shareholders on April 13, 1994.

     (b) Article III of the Articles of           Exhibit (3) of Form 10-K for
         Incorporation of the Registrant          the year ended December 31,
         as amended, approved by a vote           1991.
         of shareholders on April 16, 1991.

     (c) Article VI of the Articles of            Exhibit 3(a) of Form 10-K for
         Incorporation of the Registrant          the year ended December 31,
         as amended, approved by a vote of        1988.
         the shareholders on April 12, 1988.

     (d) Articles of Incorporation of the         Exhibit 3(a) of Form 10-K for
         Registrant except for amendments         the year ended December 31,
         to the Articles of Incorporation         1987.
         referenced above.

     (e) Bylaws of the Registrant                 Exhibit 3(b) of Form 10-K for
                                                  the year ended December 31,
                                                  1987.

 (4)     Instruments defining the rights of
         security holders, including indentures:

     (a) Automatic Dividend Reinvestment and      Exhibit 4(a) of Form S-3,
         Stock Purchase Plan of the Registrant.   dated February 13, 1985, File
                                                  #2-95898.

     (b) Shareholder Protection Rights            Exhibit 1 of Form 8-A
         Agreement dated as of October 11,        Registering Junior Preferred
         1990.                                    Stock Purchase Rights-
                                                  Effective November 8, 1990.

(10)     Material Contracts:

   *(a)  First Michigan Bank Corporation          Exhibit 10(d) of Form 10-K for
         Employee Benefit Trust,                  the year ended December 31,
         August 14, 1980.                         1980.

    *(b) First Michigan Bank Corporation          Exhibit 10(e) of Form 10-K for
         Bonus Plan effective January 1, 1981.    the year ended December 31,
                                                  1980.

    *(c) Senior Management Bonus Plan of First    Exhibit 10(f) of Form 10-K
         Michigan Bank, Zeeland, effective        for the year ended December
         January 1, 1980 as revised               31, 1980.
         December 31, 1980.

    *(d) First Michigan Bank Corporation          Exhibit 10 of Form 10-K for
         1981 Stock Option Plan as                the year ended December 31,
         amended and restated March 19,           1981.
         1982.

    *(e) First Michigan Bank Corporation          Appendix A of the definitive
         1987 Stock Option Plan, approved         Proxy Statement, dated on
         by the Registrant's Board of             March 20, 1987.
         Directors March 12, 1987, approved
         by the shareholders and
         effective April 14, 1987.

    *(f) Form of Management Continuity            Exhibit 10 Registration
         Agreement entered into between the       Statement on Form S-4 dated
         Registrant and certain executive         January 10, 1996.
         officers of the Registrant.              (Reg. No. 333-00131).

    *(g) Deferred Compensation, Deferred          Appendix A of the definitive
         Stock, and Current Stock Purchase        proxy statement, dated
         Plan for Non-Employee Directors,         March 9, 1995.
         approved by the Registrant's
         Board of Directors December 8, 1994,
         approved by the shareholders and
         effective April 13, 1995.

    *(h) First Michigan Bank Corporation          Exhibit 10 of Form 10-K for
         Pension Benefit Restoration Plan.        the year ended December 31,
                                                  1995.

* Indicates a compensatory arrangement.

                                   EXHIBIT 13
             Consolidated Financial Statements and Financial Review

Table of Contents

Consolidated Financial Statements                       22
Notes to Consolidated Financial Statements              26
Five-Year Consolidated Financial Summary                44
Independent Auditors' Report                            46
Management's Discussion and Analysis                    47

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

     FMB maintains effective internal controls which provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Management relies on these internal controls to ensure that financial statement information and related financial data are presented fairly and consistently.

     As part of these internal controls, FMB maintains an internal audit staff which monitors compliance with established policies, procedures and controls and reports independently to the Audit Committee of the Board of Directors. The Audit Committee is composed entirely of outside directors and meets on a regular basis with the internal auditors and independent certified public accountants. The Committee reviews all matters related to internal controls, financial reporting and regulatory compliance for FMB.

     The consolidated financial statements and notes to the consolidated financial statements of FMB have been audited by the independent certified public accounting firm, BDO Seidman, LLP. Their report is contained herein.



                                                   /s/ David M. Ondersma
                                                   David M. Ondersma
                                                   Chairman and Chief
                                                   Executive Officer


                                                   /s/ Larry D. Fredricks
                                                   Larry D. Fredricks
                                                   Executive Vice President and
                                                   Chief Financial Officer

Consolidated Statements of Income
(Dollars in Thousands, Except for Per Share Data)
                                                Year ended December 31,
                                             1996         1995          1994
Interest Income
Loans and fees on loans ...............    $ 221,856     $ 202,395    $ 156,755
Securities:
Taxable ...............................       32,244        29,376       28,128
Tax-exempt ............................       12,899        13,824       14,307
Other .................................        2,472         3,002        1,051
Total interest income .................      269,471       248,597      200,241

Interest Expense
Deposits ..............................      121,172       113,037       77,957
Other borrowed funds ..................        6,911         5,793        4,395
Long-term debt ........................        1,008           697          857
Total interest expense ................      129,091       119,527       83,209

Net Interest Income ...................      140,380       129,070      117,032
Provision for loan losses .............       11,321         7,991        6,670
Net interest income after
  provision for loan losses ...........      129,059       121,079      110,362

Non-Interest Income
Service charges on deposits ...........       14,239        12,792       11,939
Trust and investment management
  fees ................................        8,228         7,250        6,829
Mortgage banking revenue ..............        6,351         4,017        3,847
Other operating .......................        9,003         6,758        7,144
Net realized securities gains
 (losses) .............................          (84)          324         (297)
Total non-interest income .............       37,737        31,141       29,462

Non-Interest Expense
Salaries and employee benefit .........       59,348        55,157       50,153
Occupancy .............................        7,132         6,561        6,013
Equipment .............................        7,187         6,062        5,757
FDIC insurance ........................           29         2,918        5,180
Other operating .......................       34,653        30,886       28,218
Total non-interest expense ............      108,349       101,584       95,321

Income Before Income Taxes ............       58,447        50,636       44,503
Income taxes ..........................       16,279        13,324       10,776

Net Income ............................    $  42,168     $  37,312    $  33,727

Net Income Per Share ..................    $    1.57     $    1.40    $    1.27
Average Shares Outstanding
  (in thousands) ......................       26,779        26,652       26,643

See accompanying notes to consolidated financial statements.

                                                  Consolidated Balance Sheets
                                                       (Dollars in Thousands)
                                                          December 31,
                                                      1996             1995
Assets
Cash and due from banks ......................     $   155,725      $   128,168
Federal funds sold ...........................          12,950          117,100
Total cash and cash equivalen1 ...............          68,675          245,268
Interest bearing deposits with banks .........           1,713            5,361
Securities:
Available-for-sale ...........................         465,460          329,688
Held-to-maturity (market values
 of $293,595 and $362,788) ...................         284,691          349,227
Total securities .............................         750,151          678,915
Loans ........................................       2,499,038        2,216,947
Allowance for loan losses ....................         (31,720)         (28,031)
Net loans ....................................       2,467,318        2,188,916
Net premises and equipment ...................          68,667           68,551
Other assets .................................          63,909           53,728
Total assets .................................     $ 3,520,433      $ 3,240,739

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand ..................     $   361,692      $   337,370
Interest bearing:
Savings and NOW accounts .....................       1,011,153          893,732
Time .........................................       1,643,124        1,582,589
Total deposits ...............................       3,015,969        2,813,691
Other borrowed funds .........................         163,220          134,323
Other liabilities ............................          37,563           33,219
Long-term debt ...............................          29,537            5,678
Total liabilities ............................       3,246,289        2,986,911
Shareholders' equity:
Preferred stock - no par value;
  1,000,000 shares authorized,
  none outstanding ...........................            --               --
Common stock - $1 par value;
  50,000,000 shares authorized;
  issued and outstanding:
  26,304,157 and 18,848,338 ..................          26,304           18,848
Surplus ......................................         163,828          146,930
Retained earnings ............................          83,374           86,232
Securities valuation, net of tax .............             638            1,818
Total shareholders' equity ...................         274,144          253,828
Total liabilities and
  shareholders' equity .......................     $ 3,520,433      $ 3,240,739

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                   Year ended December 31,
                                               1996           1995       1994
Cash Flows From Operating Activities
Net income ................................   $  42,168    $  37,312    $  33,727
Adjustments to reconcile
 net income to net cash
 provided by operating activities:
Provision for loan losses .................      11,321        7,991        6,670
Origination of loans held
 for sale in secondary market .............    (218,158)    (169,861)    (140,356)
Proceeds from sale of loans
 in secondary market ......................     219,540      171,135      141,499
Gain on sale of loans .....................      (1,382)      (1,274)      (1,143)
Capitalization of mortgage
 servicing rights .........................      (1,865)        --           --
Net realized securities (gains)
 losses ...................................          84         (324)         297
Provision for depreciation,
 amortization and accretion ...............       7,725        8,234        6,265
Deferred income taxes .....................        (874)        (853)          58
Net increase in interest
 receivable ...............................        (763)      (1,519)      (3,850)
Net increase (decrease)
 in interest payable ......................        (166)       3,964        1,799
Other-net .................................       2,343        4,353         (402)
Total adjustments .........................      16,345       21,337       12,806
Net cash provided by
 operating activities .....................      58,513       58,649       46,533

Cash Flows From Investing Activities
Net (increase) decrease in interest bearing
deposits with banks .......................       3,648       (1,395)      (1,183)
Purchase of securities
  available-for-sale ......................    (260,713)    (104,623)     (52,427)
Proceeds from sales of
 securities available-for-sale ............      27,906        6,240       16,097
Proceeds from maturities and
 prepayments of securities
 available-for-sale .......................      96,254       29,961       17,357
Purchase of securities
 held-to-maturity .........................     (15,247)      (6,451)    (132,336)
Proceeds from maturities and
 prepayments of securities
 held-to-maturity .........................      80,418      131,671      143,575
Net increase in loans .....................    (288,893)    (262,497)    (287,190)
Purchase of premises and
 equipment and other assets ...............     (13,723)     (11,314)     (12,616)
Net cash used in investing act ............    (370,350)    (218,408)    (308,723)

Cash Flows From Financing Activities
Net increase in non-interest
 bearing demand and savings and
 NOW account deposits .....................     133,908       19,315       19,205
Net increase in time deposits .............      40,258      306,437      227,659
Deposits from branch acquisitions .........      28,112         --           --
Net increase (decrease) in
 other borrowed funds .....................      53,897      (38,456)      56,666
Repayment of long-term debt ...............      (1,141)      (2,384)      (1,833)
Cash dividends and fractional
 shares ...................................     (16,073)     (13,386)     (10,846)
Proceeds from issuance of
 common stock .............................       5,538        4,278        3,854
Common stock repurchased ..................      (9,255)      (1,911)      (6,311)
Net cash provided by
 financing activities .....................     235,244      273,893      288,394
Increase (Decrease) In Cash
 and Cash Equivalents .....................     (76,593)     114,134       26,204
Cash and Cash Equivalents,
 At Beginning of Year .....................     245,268      131,134      104,930
Cash and Cash Equivalents,
 At End of Year ...........................   $ 168,675    $ 245,268    $ 131,134
Supplemental Cash Flow Information
Interest paid .............................   $ 129,257    $ 115,563    $  81,410
Income taxes paid .........................      17,836       12,559       10,638

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

                                                                                Securities
                                       Common                    Retained       Valuation,
                                       Stock        Surplus      Earnings       Net of Tax
Balance, January 1, 1994,
 as previously reported .............   $  16,493    $ 108,154    $  77,728    $   1,853
Adjustment to record acquisition
 of subsidiary on pooling-of-
 interests basis ....................         541        2,951          693         --
Balance, January 1, 1994, as adjusted      17,034      111,105       78,421        1,853
Net income ..........................        --           --         33,727         --
Cash dividends - $.47 per share .....        --           --        (11,488)        --
Cash dividends paid by
 subsidiary prior to
 acquisition ........................        --           --           (142)        --
Stock issued under terms of
 dividend reinvestment and
 employee stock purchase plans ......         125        2,597         --           --
Stock issued upon
 exercise of stock options ..........         101        1,233         --           --
Stock issued in payment
 of 5% stock dividend, at
 market .............................         853       15,676      (16,579)        --
Common stock repurchased ............        (277)      (6,034)        --           --
Effect of stock issued by
 subsidiary under terms of
 employee stock ownership plan
 prior to acquisition ...............        --             34         --           --
Net unrealized loss on
available-for-sale securities .......        --           --           --         (4,788)
Balance, December 31, 1994 ..........      17,836      124,611       83,939       (2,935)
Net income ..........................        --           --         37,312         --
Cash dividends - $.55 per
 share ..............................        --           --        (14,021)        --
Stock issued under terms
 of dividend reinvestment
 and employee stock purchase
 plans ..............................         152        3,524         --           --
Stock issued upon exercise
 of stock options ...................          41          466         --           --
Stock issued under terms
 of directors' current
stock purchase plan .................           4           91         --           --
Stock issued in payment of
 5% stock dividend,
 at market ..........................         893       20,071      (20,998)        --
Common stock repurchased ............         (78)      (1,833)        --           --
Net unrealized gain
 on available-for-sale
 securities .........................        --           --           --          4,753
Balance, December 31, 1995 ..........      18,848      146,930       86,232        1,818
Net income ..........................        --           --         42,168         --
Cash dividends - $.65
 per share ..........................        --           --        (16,906)        --
Stock issued under
 terms of dividend
 reinvestment and employee
 stock purchase plans ...............         179        4,357         --           --
Stock issued upon exercise
 of stock options ...................          93          840         --           --
Stock issued under terms
 of directors' current
 stock purchase plan ................           3           88         --           --
Stock issued in payment of
 5% stock dividend,
 at market ..........................         944       27,105      (28,095)        --
Four-for-three common
 stock split ........................       6,564       (6,564)         (25)        --
Common stock repurchased ............        (327)      (8,928)        --           --
Net unrealized loss on
 available-for-sale
 securities .........................        --           --           --         (1,180)
Balance, December 31, 1996 ..........   $  26,304    $ 163,828    $  83,374    $     638

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies

Organization and Nature of Operations
First Michigan Bank Corporation (FMB) is a bank holding company with 14 subsidiary community banks engaged in the business of commercial banking (the Banks). FMB has four non-bank subsidiaries providing trust, brokerage, credit and title insurance services to customers of the Banks.

     The Banks are engaged in the business of general commercial, retail and mortgage banking. The Banks offer a variety of deposit products including checking accounts, savings accounts, time deposits and short-term deposits. The Banks conduct lending activities in the residential and commercial mortgage markets, in the general commercial market and in the consumer installment marketplace. These financial services and products are delivered through a network of full-service branches, specialized offices, automatic teller machines and various electronic delivery channels.

     The principal markets for the Banks' financial services are the Michigan communities in which each of the banks is located and the areas immediately surrounding these communities. The Banks serve these markets through 90 branch offices in or near these communities.

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of FMB and its subsidiaries. Upon consolidation, all significant intercompany accounts and transactions have been eliminated. Goodwill is being amortized over periods up to 20 years.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment and reported at the lower of carrying amount or fair value, less cost to sell, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Management periodically reviews goodwill and other long-lived assets for impairment based upon the projected, undiscounted net cash flows of the subsidiaries to which the goodwill relates or the long-lived assets belong. FMB has not experienced any impairment of its goodwill and long-lived assets.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are borrowings and for derecognition of liabilities that have been extinguished. This Statement also requires that liabilities and derivatives incurred or obtained as part of a transfer be measured initially at fair value. SFAS No. 125 also amends SFAS No. 122 (discussed under "Mortgage Banking Operations") to provide further guidance on measurement of servicing rights relating to assets transferred. The Statement is effective for transfers, servicing or extinguishments occurring after December 31, 1996, except for certain provisions which are effective after December 31, 1997. Adoption of the accounting provisions of this standard is not expected to have a material effect upon FMB's financial condition or results of operations.

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

Loans and Allowance for Loan Losses
Loans are stated at their principal balance outstanding, net of unearned income. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb possible future loan losses inherent in the current portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating possible future loan losses.

     A portion of the total allowance for loan losses is related to impaired loans. A loan is impaired when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. FMB considers loans that have been placed on non-accrual status or which have been renegotiated in a troubled debt restructuring to be impaired. The allowance for loan losses for an impaired loan is recorded at the amount by which the outstanding recorded principal balance exceeds the fair value of the collateral on the impaired loan. For a loan that is not collateral-dependent, the allowance for loan losses is recorded at the amount by which the outstanding recorded principal balance exceeds the current best estimate of the future cash flows on the loan, discounted at the loan's effective interest rate. FMB adopted the accounting provisions for impaired loans prospectively as of January 1, 1995. Accordingly, the required disclosures are presented for 1995 and 1996 only.

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

Employee Benefit Plans
FMB has a noncontributory pension plan for the benefit of all full-time employees and part-time employees working more than 1,000 hours per year. Benefits under the plan are based on the employee's years of service and compensation during the five consecutive highest paid plan years of the last ten plan years preceding retirement. FMB's funding policy is to contribute an actuarially-determined amount that can be deducted for federal income tax purposes.

     FMB also sponsors a defined contribution 401(k) plan for the benefit of all employees over 21 years old. For those employees who work 1,000 or more hours per year, FMB matches employee contributions at levels that management determines to be appropriate.

     FMB acts as a self-insurer for employees' medical, dental and accident insurance whereby it assumes limited liabilities with the excess liability assumed by underwriters. Claims for active employees are charged to operations during the year in which they occur.

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

Mortgage Banking Operations
FMB originates mortgage loans which it sells into the secondary market. Closed mortgage loans are held for sale generally less than 15 days, and book value approximates market value. FMB retains the servicing rights when it sells the mortgage loans. Servicing income is recognized in other non-interest income when received and expenses are recognized in operating expenses when incurred.

     On January 1, 1996, FMB prospectively adopted the accounting provisions for mortgage servicing rights promulgated by SFAS No. 122, "Accounting for Mortgage Servicing Rights," which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 amends SFAS No. 65 to require that an asset be recognized for the rights to service mortgage loans including those rights that are created by the origination of mortgage loans which are sold or securitized with the servicing rights retained by the originator. The amount of the asset for these originated mortgage servicing rights (OMSR) is determined based upon the relative fair value of the underlying mortgage loans without the OMSR and the OMSR itself. Recognition of these assets results in an increase in the gains recognized upon the sale of the underlying loans. The OMSR assets are being amortized in proportion to and over the life of the estimated net future servicing income. FMB stratifies the mortgage loans sold by sale date, term and interest rate for purposes of applying SFAS No. 122 both for the origination valuation of the OMSR and for evaluating the remaining book value of the OMSR assets for impairment. Any impairment is recognized as a separate valuation allowance for each impaired stratum. Due to the prospective adoption of these accounting provisions, the required disclosures are presented for 1996 only. The overall impact of adoption was not material to FMB's results of operations for the year.

Stock Options
FMB applies the intrinsic value method of accounting promulgated under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations for its fixed-price, stock option plan. Accordingly, no compensation cost is recognized as a result of options awarded to employees under the plan.

     SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective January 1, 1996, establishes a fair value method of accounting for all stock-based compensation, but it allows companies to continue to account for stock options granted to employees under the intrinsic value method in accordance with APB Opinion 25. Companies electing to maintain their accounting for employee stock compensation under APB Opinion 25 are required to provide pro forma net income and earnings per share disclosures, determined as if the company had applied the fair value accounting method under SFAS No. 123. FMB has elected to continue to account for its stock option plans in accordance with APB Opinion 25 and, accordingly, has provided the supplemental disclosures for 1995 and 1996 that are required by this new accounting standard.

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

Interest Rate Swap Agreements
Interest rate swap agreements are derivative financial instruments entered into for the purpose of hedging short-term interest sensitivity positions against the impact of changes in interest rates. The interest rate differential to be paid or received is recognized in interest income over the life of the agreements.

Advertising Costs
All advertising costs incurred are expensed in the period in which they are incurred.

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

Income Per Share
Income per share is computed based on the average number of shares outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and splits.

Note 2. Acquisitions
On April 15, 1996, FMB acquired Arcadia Financial Corporation (Arcadia) and its wholly-owned subsidiary, which was subsequently renamed FMB-Arcadia Bank. The acquisition was effected through the exchange of 1.648 shares of FMB common stock (653,749 shares in total) for each outstanding share of Arcadia. The acquisition was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the balances and results of operations of Arcadia prior to the acquisition.

     Separate pro forma results of operations of the combined entities for the periods prior to their respective acquisition dates are as follows (dollars in thousands, except for per share data):

                                             Year ended
                    Three months ended     December 31,
                     March 31, 1996      1995         1994
                       (unaudited)    (unaudited)  (unaudited)
Total interest income and non-interest income:
FMB .................   $ 70,958      $270,651      $222,489
Arcadia .............      2,436         9,087         7,214
Combined ............   $ 73,394      $279,738      $229,703

Net income:
FMB .................   $  9,215      $ 35,910      $ 32,380
Arcadia .............        364         1,402         1,347
Combined ............   $  9,579      $ 37,312      $ 33,727

Net income per share:
FMB .................   $   0.36      $   1.39      $   1.25
Combined ............       0.36          1.40          1.26

Note 3. Securities
The amortized cost and carrying value, which is estimated market value, of securities available-for-sale are as follows (dollars in thousands):

                                            December 31, 1996                            December 31, 1995
                                           Gross       Gross                            Gross       Gross
                               Amortized  Unrealized Unrealized  Carrying  Amortized  Unrealized  Unrealized  Carrying
                                  Cost      Gains     Losses     Value       Cost      Gains       Losses      Value
U.S. Treasury securities and
obligations of U.S. government
 corporations and agencies ...   $346,264   $  1,436   $  1,217   $346,483   $232,745   $  1,910   $    512   $234,143
Obligations of states
 and political subdivisions ..     32,575        899        109     33,365     28,895      1,426          9     30,312
Corporate securities .........       --         --         --         --          500       --         --          500
Mortgage-backed securities ...     73,419        391        418     73,392     57,016        420        439     56,997
Equity securities ............     12,220       --         --       12,220      7,736       --         --        7,736
Total ........................   $464,478   $  2,726   $  1,744   $465,460   $326,892   $  3,756   $    960   $329,688

The carrying value and estimated market value of securities held-to-maturity are as follows (dollars in thousands):

                                                   December 31, 1996                      December 31, 1995
                                             Gross       Gross    Estimated             Gross       Gross     Estimated
                                Carrying   Unrealized  Unrealized  Market  Carrying   Unrealized  Unrealized  Market
                                   Value     Gains      Losses    Value     Value       Gains      Losses     Value
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies ....   $ 48,864   $    181   $    110   $ 48,935   $ 81,793   $    610   $    144   $ 82,259
Obligations of states
 and political subdivisions ..    173,170      8,935        392    181,713    178,034     12,462         98    190,398
Corporate securities .........        118          1       --          119      2,530         23       --        2,553
Mortgage-backed securities ...     62,539        466        177     62,828     86,870        931        225     87,576
Total ........................   $284,691   $  9,583   $    679   $293,595   $349,227   $ 14,026   $    467   $362,786

     As permitted by the transition provisions in the guide to implementation of SFAS No. 115 issued by the FASB in November 1995, FMB transferred securities with an amortized cost of $110,674,000 from the held-to-maturity to the available-for-sale category on December 27, 1995. The net unrealized gain on the securities transferred amounted to $421,000.

     As of December 31, 1996, all holdings of debt securities were of investment grade with over 95% of the holdings rated A or better by either Moody's or Standard and Poor's. Securities not rated by a nationally recognized organization represent smaller local issues which in management's opinion, if rated, would qualify as A or better. Securities with a carrying value of $171,380,000 at December 31, 1996 were pledged for various purposes as required or permitted by law.

     The carrying value and estimated market value of debt securities, by contractual maturity, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For the purposes of this table, the maturities of mortgage-backed securities have been determined using weighted-average expected lives, taking into account anticipated future prepayments. Maturities of investments in debt securities as of December 31, 1996 are as follows (dollars in thousands):

                                        Available-for-sale      Held-to-maturity
                                                                          Estimated
                                        Amortized  Carrying   Carrying     Market
                                          Cost       Value      Value      Value
Due in one year or less ..............   $124,785   $124,603   $ 83,011   $ 83,381
Due after one year through five years     301,597    302,587    137,689    143,063
Due after five years through ten years     22,596     22,717     60,751     63,837
Due after ten years ..................      3,280      3,333      3,240      3,314
   Total debt securities .............    452,258    453,240   $284,691   $293,595
Equity securities ....................     12,220     12,220       --         --
                    Total ............   $464,478   $465,460       --         --

Proceeds from sales of securities during 1996, 1995 and 1994 were $27,906,000, $6,240,000 and $16,097,000, respectively. Gross gains of $19,000, $339,000 and
$45,000 and gross losses of $103,000, $15,000 and $342,000 were realized on those sales for 1996, 1995 and 1994, respectively.

Note 4. Loans
The composition of the loan portfolio is as follows (dollars in thousands):

                              December 31,
                           1996         1995
Commercial, financial
 and agricultural ...   $  667,200   $  608,718
Real estate:
      Commercial ....      521,283      474,887
      Construction ..      225,043      155,872
      Residential ...      637,991      548,869
      Held-for-sale .        2,220        8,626
Consumer ............      445,301      419,975
              Total .   $2,499,038   $2,216,947

     The Banks have granted loans to directors and executive officers of FMB and its significant subsidiaries and to their associates. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $28,295,000 and $31,797,000 at December 31, 1996 and 1995, respectively. During 1996, $12,791,000 of new loans were made, repayments amounted to $12,387,000 and changes in persons included, decreased the aggregate loans to related parties by $3,906,000.

Note 5. Allowance for Loan Losses
A summary of the activity in the allowance for loan losses is as follows (dollars in thousands):

                                        Year ended December 31,
                                     1996         1995       1994
Balance, at beginning of year .   $ 28,031    $ 24,733    $ 21,288
Provision charged to operations     11,321       7,991       6,670
Loan losses ...................     (9,918)     (6,846)     (5,370)
Loan loss recoveries ..........      2,286       2,153       2,145
Balance, at end of year .......   $ 31,720    $ 28,031    $ 24,733

Information about FMB's impaired loans as of and for the year ended (dollars in thousands):

                                                       December 31,
                                                      1996     1995
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss ..............   $  634   $1,683
With no related allowance for loan loss ...........    7,958    3,933
Total .............................................   $8,592   $5,616
Average balance of impaired loans for the year ....   $8,108   $7,360
Allowance for loan loss related to impaired loans .   $  260   $  609
Interest income on impaired loans:
Recorded on a cash basis ..........................   $  261   $   67
Recorded on an accrual basis ......................      276      169
Foregone due to impairment ........................    1,063      801

Note 6. Premises and Equipment
Premises and equipment consists of the following (dollars in thousands):

                                   December 31,
                                1996           1995
Land and improvements ....   $  17,164    $  15,967
Building and improvements       47,654       47,869
Furniture and equipment ..      48,989       44,672
Total ....................     113,807      108,508
Accumulated depreciation .     (45,140)     (39,957)
Net premises and equipment   $  68,667    $  68,551

Note 7. Mortgage Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The total unpaid principal balance of mortgage loans serviced for others was $815,367,834 and $709,385,980 at December 31, 1996 and 1995, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing are included in demand deposits and amounted to $942,060 and $1,189,389 at December 31, 1996 and 1995, respectively.

     Beginning January 1, 1996, FMB began to account for the rights to service mortgage loans that the Banks have originated and sold to others under SFAS No.
122. A summary of the activity relating to mortgage servicing rights is as follows (dollars in thousands):

                                              December 31, 1996
Book value, at beginning of year ...............   $  --
Originated mortgage servicing rights capitalized     1,934
Amortization of mortgage servicing rights ......      (158)
Book value, at end of year .....................     1,776
Impairment valuation allowance .................       (69)
Carrying value, at end of year .................   $ 1,707

Note 8. Other Borrowed Funds
Other borrowed funds consist of the following (dollars in thousands):

                                                             December 31,
                                                        1996             1995
Short-term borrowings:
Securities sold under
 agreements to repurchase ....................         $ 78,543         $108,110
Other ........................................            5,009           12,713
Total short-term borrowings ..................           83,552          120,823
Federal Home Loan Bank advances ..............           79,668           13,500
Total ........................................         $163,220         $134,323

FMB's only significant category of short-term borrowings during the year is securities sold under agreements to repurchase, of which over 95% are one-day retail repurchase agreements. The securities underlying all of these repurchase agreements remain under FMB's control for the duration of the agreement. The amounts and interest rates for this category for the applicable periods are as follows (dollars in thousands):

                                       1996              1995            1994
End of period:
Balance .....................        $ 78,543         $108,110         $122,758
Weighted average
 interest rate ..............            4.14%            3.47%            3.51%
Daily average:
Balance .....................        $ 98,904         $110,216         $109,029
Interest rate ...............            3.82%            3.84%            2.88%
Maximum amount
 outstanding at
 any month-end ..............        $119,419         $114,630         $122,758

At both December 31, 1995 and 1994, other short-term borrowings included $10,000,000 that had been advanced under a line of credit and standby loan agreement with another financial institution. Advances on the agreement bore interest at seven-tenths of a percent over the daily federal funds rate. This replaces the previous $10,000,000 line of credit. All amounts advanced on the loan agreement were converted to a term note as of August 15, 1996, which is recorded as long-term debt. Various of the Banks have obtained advances from the Federal Home Loan Bank of which they are members. The advances are secured by blanket collateral agreements covering certain unpledged assets of the respective bank. Federal Home Loan Bank advances for all of the Banks consist of the following (dollars in thousands):

                                               December 31,
                                     1996                    1995
                                          Weighted-                  Weighted-
                                          Average                    Average
                              Total       Interest     Total         Interest
Year of Maturity           Outstanding     Rate      Outstanding      Rate
1997                       $27,500          5.65%    $ 4,000          5.82%
1998                        47,500          5.77       8,500          5.63
1999                            --           --           --           --
2000                           773          5.86       1,000          5.86
2001                         1,000          6.36          --           --
After 2001                   2,895          6.58          --           --

Total                      $79,668          5.77%    $13,500          5.70%

Note 9. Long-Term Debt
Long-term debt consists of the following (dollars in thousands):

                                                             December 31,
                                                          1996            1995
Term note ....................................          $25,000          $  --
10% Subordinated debentures ..................            4,537            4,537
Other ........................................             --              1,141
Total ........................................          $29,537          $ 5,678

The term note is payable to another financial institution. The note bears interest at seven-tenths of a percent over the daily federal funds rate and is scheduled to mature on August 15, 2002. The term note is unsecured and provides for various restrictions related to nonperforming loans, equity, regulatory capital, total indebtedness and dividend payments. FMB is in compliance with all requirements of the note as of December 31, 1996. The 10% subordinated debentures are payable to former shareholders of Northwestern Bank Corporation. Interest is payable semiannually on January 30 and July 30 of each year. The debentures are scheduled to mature on May 31, 2001. The debentures may not be called for redemption by FMB prior to May 31, 1998. FMB does not have any long-term debt maturing until 2001, at which time $4,537,000 will become due.



Note 10. Shareholders' Equity
Common stock consists of 50,000,000 shares authorized, at $1 par value, of which 26,304,157 and 18,848,338 were outstanding at December 31, 1996 and 1995, respectively. On June 13, 1996, the Board of Directors declared a four-for-three stock split to shareholders of record on July 1, 1996, payable July 26, 1996. There are 1,904,553 common shares reserved for issuance under the dividend reinvestment, employee stock purchase and stock option plans, and the deferred compensation, deferred stock and current stock purchase plan for non-employee directors. Preferred stock consists of 1,000,000 shares authorized, at no par value, none of which are issued. There are 120,000 shares reserved for issuance under the Shareholder Protection Rights Plan (Plan) Under the Plan, one preferred share right (Right) was distributed as a dividend on each outstanding share of common stock. The Plan is designed to protect shareholders against unsolicited attempts to acquire control of FMB in a manner that does not offer a fair price to all shareholders. Each right will entitle shareholders to buy one one-hundredth of a share of preferred stock from FMB at an exercise price of $20.99. The Rights will be exercisable only if a person or group acquires 15 percent or more of the common stock. If any person or group does acquire 15 percent or more of FMB common stock, each Right will entitle its holder to purchase, for the exercise price, shares of FMB's common stock having a market value of twice the exercise price. Also, if any person or group acquires between 15 percent and 50 percent of FMB's common stock, the Board of Directors may elect to exchange one share of FMB's common stock or one one-hundredth of a share of preferred stock for each Right. FMB will be entitled to redeem the Rights at one cent per Right at any time before a 15 percent position has been acquired.

Note 11. Stock Option Plan
At December 31, 1996, 1,069,326 shares of common stock were reserved for issuance in connection with FMB's stock option plan. Options may be granted to certain executives and key employees at the fair market value of the stock on the date of grant. The plan provides that 100% of the shares become exercisable one year following the date granted and expire 10 years following the grant date.

The activity in FMB's stock option plan is as follows:

                                                     Year ended December 31,
                                   1996                     1995                      1994
                                       Weighted-                 Weighted-                  Weighted-
                                       Average                   Average                    Average
                                      Exercise                  Exercise                   Exercise
                         Shares        Price       Shares        Price      Shares          Price
Outstanding,
 at beginning of year    816,605       $10.75      721,834        $9.34      676,713         $.80
Granted .............    162,106        20.08      161,586        16.33      182,289        13.42
Exercised ...........    (65,895)       10.15      (62,626)        8.62     (133,652)        7.09
Forfeited ...........     (3,780)       20.00       (4,189)       16.33       (3,516)        9.74
Outstanding,
 at end of year .....    909,036       $12.42      816,605       $10.75      721,834        $9.34
Exercisable,
 at end of year .....    750,681       $10.80      659,109        $9.41      539,441        $7.96

Stratification and additional detail regarding the options outstanding at December 31, 1996 is as follows:

                               Options Outstanding                          Options Exercisable
Excercise             Number     Weighted-Average    Weighted-Average      Number     Weighted-Average
Price Range         Outstanding   Remaining Life     Exercise Price      Exercisable   Exercise Price
$4.49-$7.16         230,972        2.84 years        $ 6.22              230,972        $ 6.22
$8.60-$13.24        358,179        6.10 years         11.29              358,179         11.29
$15.48-$23.25       319,885        8.48 years         18.15              161,530         16.25

The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123 are as follows:

                                               Year ended December 31,
                                                1996           1995
Grant-date fair value per share ...........   $   5.01      $  5.76
Significant assumptions (weighted-average):
Risk-free interest
 rate at grant date .......................       5.50%        7.79%
Expected stock price
 volatility ...............................      22.01        23.64
Expected dividend payout ..................       3.00         2.90
Expected option life* .....................  7.5 years   10.0 years

Net income (in thousands):
As reported ...............................   $ 42,168    $  37,312
Pro forma .................................     41,375       36,405
Net income per share:
As reported ...............................   $   1.57       $ 1.40
Pro forma .................................       1.55         1.37

*The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

Note 12. Income Taxes
Income tax components are as follows (dollars in thousands):

                                Year ended December 31,
                              1996        1995       1994
Income tax expense:
Current ................   $ 17,153    $ 14,177    $ 10,718
Deferred ...............       (874)       (853)         58
Total ..................   $ 16,279    $ 13,324    $ 10,776
Income tax expense
 (credit) included above
 which relates to
 security transactions .   $    (30)   $    114    $   (105)

The tax effect of temporary differences which give rise to a significant portion
of  FMB's  deferred  tax  assets   (liabilities)  are  as  follows  (dollars  in
thousands):

                                          December 31,
                                 1996        1995        1994
Allowance for loan losses ..   $ 10,963    $  9,563    $  8,318
Accumulated depreciation ...     (3,755)     (3,607)     (3,146)
Net prepaid retirement plans     (1,680)     (1,709)     (1,863)
Capitalized mortgage
 servicing rights ..........       (598)       --          --
Deferred loan fees .........       (327)       (394)       (316)
Deferred compensation ......      1,015         895       1,001
Available-for-sale
 securities valuation ......       (344)       (977)      1,554
Other ......................        166         162          63
Net deferred tax assets
 included in other assets ..   $  5,440    $  3,933    $  5,611

The amounts shown for income tax expense on the consolidated statements of income are less than amounts computed by applying the statutory federal income tax rate to income before taxes. A reconciliation of such amounts is as follows (dollars in thousands):

                                   Year ended December 31,
                                1996         1995       1994
Income taxes at
 statutory rate .........   $ 20,456     $ 17,723     $ 15,574
Tax-exempt interest
 income .................     (4,477)      (4,729)      (4,918)
Goodwill amortization ...        103          103          103
Other ...................        197          227           17
Income tax expense ......   $ 16,279     $ 13,324     $ 10,776

Effective income tax rate       27.9%        26.3%        24.2%
Statutory income tax rate       35.0         35.0         35.0

Note 13. Employees' Benefit Plans
Net pension cost includes the following components (dollars in thousands):

                                      Year ended December 31,
                                     1996        1995       1994
Service cost .................   $ 1,750     $ 1,535     $ 1,558
Interest cost ................     2,535       2,152       1,959
Return on plan assets ........    (2,828)     (2,339)     (2,260)
Net amortization and deferral        209         367         252
Net periodic pension cost ....   $ 1,666     $ 1,715     $ 1,509
Major actuarial assumptions:
Weighted-average discount rate      7.75%        7.5%        7.5%
Rate of increase in future
 compensation levels .........       4.5         5.0         5.0
Expected long-term rate of
 return on plan assets .......       9.0         9.0         9.0

The pension plan's funded status and amounts recognized in FMB's consolidated balance sheets are as follows (dollars in thousands):

                                             December 31,
                                           1996        1995
Accumulated benefit obligation,
 including vested benefits of
 $25,674,000 and $23,120,000,
 respectively ........................   $ 27,412    $ 25,054
Projected benefit obligation
 for service rendered to date ........   $ 33,562    $ 31,671
Plan assets at fair value,
 primarily corporate and governmental
 obligations and mutual funds ........     36,806      32,046
Plan assets in excess of projected
 benefit obligation ..................      3,244         375
Unrecognized prior service cost ......     (2,013)     (2,152)
Unrecognized net loss ................      5,776       7,630
Unrecognized net transition obligation         26          40
Prepaid pension cost included in other
assets ...............................   $  7,033    $  5,893

The matching contributions to FMB's defined contribution 401(k) plan amounted to $933,000 for 1996, $769,000 for 1995 and $568,000 for 1994.

Net periodic postretirement benefit cost includes the following components (dollars in thousands):

                                    Year ended December 31,
                                    1996    1995     1994
Service cost .................   $ 144     $  18     $ 114
Interest cost ................     124        60        76
Return on plan assets ........      (2)       (2)       (2)
Net amortization and deferral       76        36        61
Net periodic postretirement
 benefit cost ................   $ 342     $ 112     $ 249
Major actuarial assumptions:
Weighted-average discount rate    7.75%      7.5%      7.5%
Health care cost trend rate ..    10.0      10.5      12.5

Changes to, and refinement of, the retirement age assumptions during 1995 and 1996 also had a significant impact on the net periodic postretirement benefit cost from year to year.

The postretirement benefit plan's funded status and amounts recognized in FMB's consolidated balance sheet are as follows (dollars in thousands):

                                           December 31,
                                         1996       1995
Accumulated postretirement
 benefit obligation:
Retirees ...........................   $   238    $   168
Fully eligible active
 plan participants .................       291        562
Other active plan participants .....     1,301        115
Total ..............................     1,830        845
Plan assets at fair value,
 primarily cash ....................       (55)        26
Accumulated postretirement
 benefit obligation in excess
 of plan assets ....................     1,885        819
Unrecognized transition obligation .      (838)      (908)
Unrecognized gain (loss) ...........      (345)       539
Accrued other postretirement benefit
cost included in other liabilities .   $   702    $   450

The health care cost trend rate is assumed to decrease 0.5% annually through the year 1997 and 1.0% annually through the year 2002 to a rate of 5.0% and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase of 1.0% each year in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1996 by $388,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1996 by $71,000.


Note 14. Data Processing Commitments
FMB is a party to an agreement with a service company under which the latter furnishes data processing services and equipment to FMB and certain of its subsidiaries. FMB is required to pay minimum charges under the agreement and additional service fees depending on the volume of accounts. FMB furnishes the facilities to house the service center and is responsible for utilities, maintenance and other related costs. Total expense for services under this agreement was $4,754,000 for 1996, $3,888,000 for 1995 and $3,503,000 for 1994,
including charges for data processing and professional services and amortization of software costs. The remaining minimum charges are payable as follows (dollars in thousands):

1997                      $   4,510
1998                          4,446
1999                            792
        Total             $   9,748

Note 15. Supplemental Income Statement Information
The components of other operating expenses that are detailed pursuant to various reporting requirements are as follows (dollars in thousands):

                             Year ended December 31,
                              1996    1995     1994
Other operating expenses:
Printing and supplies ...   $3,704   $3,279   $2,814
Computer processing .....    4,604    4,197    3,768
Professional services ...    1,867    2,580    2,350
Advertising and promotion    2,500    2,486    2,250

Note  16.  Financial  Instruments  with  Off-Balance-Sheet  Risk
FMB is party to financial instruments with off-balance-sheet risk, all of which are entered into for purposes other than trading. These instruments are used in the normal course of business to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates and include commitments to extend credit, letters of credit, foreign exchange forward contracts, interest rate forward contracts and interest rate swap agreements. To varying degrees, they involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement FMB has in these particular categories of financial instruments.

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

     FMB enters into foreign exchange forward contracts to purchase or sell foreign currencies at a future date at a predetermined exchange rate. These contracts are used to assist customers with international transactions based upon foreign denominated currencies. There is credit risk and exposure to foreign currency exchange fluctuations inherent in these transactions to the extent that the customer would fail to fulfill its purchase or delivery responsibility and FMB would execute the transaction at the prevailing currency valuation, which may be different than the value of the original contract.

     Interest rate forward contracts are utilized by FMB in its mortgage banking operations to hedge the value of residential real estate loans that are being underwritten for anticipated sale to secondary market investors. Changes in market interest rates, between the time that a customer receives a rate-lock commitment and the sale of the fully-funded loan, can change the sale value of the loan. FMB enters into forward contracts to sell exchange traded instruments whose change in value, due to the same change in market interest rates, substantially offsets the change in sale value of the underlying rate-locked loans which are anticipated to be funded.

     FMB and its subsidiaries enter into interest rate swap agreements as part of the asset/liability management process to hedge its short-term interest sensitivity position against the impact of changes in interest rates. Interest rate swap agreements generally involve the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. The interest rate differential to be paid or received is recognized in interest income over the life of the agreements.

     The exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. For foreign exchange and interest rate forward contracts and interest rate swap agreements, the notional or contract amounts do not represent exposure to credit loss. FMB controls the credit risk for these instruments through credit approvals, limits and monitoring procedures.

     Substantially all of FMB's business during the years presented is with customers in the State of Michigan with no group concentration of credit.

     The   contract  or  notional   amounts  of   financial   instruments   with
off-balance-sheet risk, held for purposes other than trading, are as follows (dollars in thousands):

                                              December 31,
                                            1996        1995
Financial instruments whose
 contract amounts represent credit risk:
Commitments to extend credit ...........   $718,951   $588,727
Letters of credit ......................    101,432     38,233
Financial instruments whose notional
 or contract amounts exceed the
 amount of credit risk:
Foreign exchange forward contracts .....        924       --
Interest rate forward contract .........     15,000       --
Interest rate swap agreements ..........     50,000     30,000

Note 17.  Disclosures About Estimated Fair Value of Financial Instruments
Most of FMB's assets and liabilities are considered financial instruments. Many of FMB's financial instruments lack an available trading market, and it is the intent and general practice of FMB to hold its financial instruments to maturity. As a result, significant assumptions and present value calculations were used in determining estimated fair values.

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

Mortgage servicing rights
The estimated fair value of mortgage servicing rights is computed by discounting the projected future net cash flows relating to mortgage loans sold with servicing retained given period-end assumptions regarding, among other things, market servicing costs and estimated long-term prepayments.

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

Other borrowed funds
For short-term borrowings, recorded book value is a reasonable estimate of fair value due to the relatively short period between origination and expected repayment of these instruments.

     For Federal Home Loan Bank advances, the present value of future cash flows is used to determine estimated fair value. The discount rates used are the current rates offered for advances with similar maturities.

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

Off-balance-sheet financial instruments held for purposes other than trading
For foreign exchange and interest rate forward contracts and interest rate swap agreements, dealer quotes for the specific instruments owned are used to determine estimated fair value. These values represent the estimated amount FMB would pay to terminate the agreements, taking into account the current interest rates. For commitments to extend credit and letters of credit, the fees currently charged for similar agreements are used to determine estimated fair value. Given the market in which it operates, FMB seldom charges fees on commitments to extend credit.

The estimated fair values of FMB's financial instruments are as follows (dollars in thousands):

                                             December 31, 1996            December 31, 1995
                                           Carrying      Fair           Carrying       Fair
                                           Value         Value          Value          Value
Financial Assets
Cash and cash equivalents .............   $   168,675    $   168,675    $   245,268    $   245,319
Interest bearing deposits
 with banks ...........................         1,716          1,731          5,370          5,348
Securities ............................       760,012        768,915        688,590        702,149
Loans, net of allowance ...............     2,482,394      2,498,122      2,203,054      2,224,673
Mortgage servicing rights .............         1,707          1,769           --             --
Total financial assets ................   $ 3,414,504    $ 3,439,212    $ 3,142,282    $ 3,177,489
Financial Liabilities
Deposits without stated maturities ....   $ 1,373,565    $ 1,373,565    $ 1,231,982    $ 1,231,982
Deposits with stated maturities .......     1,652,668      1,658,253      1,592,096      1,600,953
Other borrowed funds ..................       163,512        163,006        134,412        134,412
Long-term debt ........................        29,726         29,968          5,869          6,228
Total financial liabilities ...........   $ 3,219,471    $ 3,224,792    $ 2,964,359    $ 2,973,575
Off-Balance-Sheet Financial Instruments
Held For Purposes Other Than Trading
Interest rate swap agreements .........   $        (3)   $        70    $        (4)   $      (607)
Foreign exchange forward contracts ....           n/a             20            n/a           --
Interest rate forward contracts .......           n/a             35            n/a           --
Commitments to extend credit ..........           n/a           --              n/a           --
Letters of credit .....................           n/a           (347)           n/a           (173)
Total off-balance-sheet financial
 instruments ..........................   $        (3)   $      (222)   $        (4)   $      (780)

The remaining balance sheet assets and liabilities of FMB are not considered financial instruments and have not been valued differently than is customary under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded above, the difference between total financial assets and financial liabilities does not, nor is it intended to, represent the market value of FMB. Furthermore, the estimated fair value information may not be comparable between financial institutions due to the wide range of valuation techniques permitted, and assumptions necessitated, in the absence of an available trading market.

Note 18. First Michigan Bank Corporation (Parent Company Only) Financial Information

Balance Sheets (dollars in thousands)
                                           December 31,
                                          1996      1995
Assets
Cash and cash equivalents ..........   $  1,976   $    811
Interest bearing deposits with banks     17,100     15,200
Investment in subsidiaries .........    265,755    232,730
Net premises and equipment .........     18,899     18,684
Other assets .......................     14,352     11,600
Total assets .......................   $318,082   $279,025

Liabilities and Shareholders'
 Equity
Liabilities:
Short-term borrowings ..............   $     11   $ 10,011
Long-term debt .....................     29,537      4,883
Other liabilities ..................     14,390     10,303
Total liabilities ..................     43,938     25,197
Shareholders' equity ...............    274,144    253,828
Total liabilities and
shareholders' equity ...............   $318,082   $279,025

Statements of Income (dollars in thousands, except per share data)

                                         Year ended
                                        December 31,
                                1996        1995       1994
Income
From subsidiaries:
Dividends .................   $ 22,287    $ 27,600   $ 16,550
Centralized support
 service fees .............     19,853      15,696     12,093
Interest on notes
 receivable ...............       --          --           17
Investment interest .......        861         451        534
Other .....................         (8)         15         (6)
Total income ..............     42,993      43,762     29,188
Expense
Salaries and employee
 benefits .................     16,548      13,325     10,576
Interest on long-term
 debt .....................        993         508        643
Other .....................     12,917       9,241      6,927
Total expense .............     30,458      23,074     18,146
Income before income
 tax benefit and equity
 in undistributed net
 income of subsidiaries ...     12,535      20,688     11,042
Income tax benefit ........      3,210       2,225      1,723
Income before equity in
 undistributed net
 income of subsidiaries ...     15,745      22,913     12,765
Equity in undistributed
 net income of subsidiaries     26,423      14,399     20,962
Net Income ................   $ 42,168    $ 37,312   $ 33,727
Net Income Per Share ......   $   1.57    $   1.40   $   1.27

Statements of Cash Flows (dollars in thousands)
                                            Year ended December 31,
                                          1996        1995       1994
Cash Flows From Operating Activities
Net income .........................   $ 42,168    $ 37,312    $ 33,727
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Provision for depreciation,
 amortization and accretion ........      3,178       2,378       1,914
Deferred income taxes ..............       (350)        (53)        428
Other-net ..........................      1,902       2,102        (536)
Equity in undistributed net
 income of subsidiaries ............    (26,423)    (14,399)    (20,962)
Total adjustments ..................    (21,693)     (9,972)    (19,156)
Net cash provided by
 operating activities ..............     20,475      27,340      14,571
Cash Flows From Investing
 Activities
Net (increase) decrease
 in interest bearing deposits
 with banks ........................     (1,900)     (8,200)      8,000
Purchase of premises and
 equipment and other assets ........     (4,492)     (3,525)       (959)
Proceeds from sale of
 premises and equipment ............       --           293       2,034
Contribution to capital
 of subsidiaries ...................     (7,500)     (4,250)     (8,900)
Net cash provided by
 (used in) investing
 activities ........................    (13,892)    (15,682)        175
Cash Flows From Financing
 Activities
Increase (decrease) in
 short-term borrowings .............     15,000        --            (3)
Repayment of long-term debt ........       (346)       (598)     (1,497)
Cash dividends and
 fractional shares .................    (16,073)    (13,386)    (10,703)
Proceeds from issuance
 of common stock ...................      5,256       4,278       3,641
Common stock repurchased ...........     (9,255)     (1,911)     (6,311)
Net cash used in financing
 activities ........................     (5,418)    (11,617)    (14,873)
Increase (decrease) In Cash
 and Cash Equivalents ..............      1,165          41        (127)
Cash and Cash Equivalents,
 At Beginning of Year ..............        811         770         897
Cash and Cash Equivalents,
 At End of Year ....................   $  1,976    $    811    $    770

Note 19. Regulatory Restrictions
The Banks may, from time to time, be required to maintain certain average reserve balances with the Federal Reserve Bank. During 1996 and 1995, these reserves were $9,021,000 and $7,594,000, respectively.
     Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans that a bank must pay to its parent company. Of the $263,349,000 in net assets of the Banks, $49,311,000 is available for dividends to the parent company in 1997 (before considering 1997 net income), and the remaining $214,038,000 is restricted based on minimum risk-based capital requirements now in effect.


Note 20. Regulatory Capital Requirements
FMB and the Banks individually are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the financial statements of the Banks and of FMB as a whole. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. In addition, the Banks' capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The table below sets forth the quantitative measures established by regulation to ensure capital adequacy for FMB and the Banks which are considered significant subsidiaries (dollars in thousands):

                                                                 To Be Well
                                                               Capitalized Under     Minimum
                                                              Prompt Corrective     For Capital
                                                  Actual       Action Provisions:   Adequacy Purposes:
                                            Amount     Ratio   Amount      Ratio   Amount       Ratio
As of December 31, 1996
Total Capital
 (to risk weighted assets):
FMB .....................................   $300,186     11.1% $269,505     10.0% $215,604     8.0%
FMB-First Michigan Bank .................    114,563     10.1   113,071     10.0    90,456     8.0
FMB-First Michigan Bank-
Grand Rapids ............................     47,311     10.5    45,096     10.0    36,077     8.0
FMB-Lumberman's Bank ....................     35,184     10.3    34,037     10.0    27,230     8.0

Tier 1 Capital
 (to risk weighted assets):
FMB .....................................   $264,836      9.8% $161,703      6.0% $107,802     4.0%
FMB-First Michigan Bank .................    102,449      9.1    67,842      6.0    45,228     4.0
FMB-First Michigan Bank-
Grand Rapids ............................     42,102      9.3    27,057      6.0    18,038     4.0
FMB-Lumberman's Bank ....................     31,095      9.1    20,422      6.0    13,615     4.0

Tier 1 Capital
 (to average assets):
FMB .....................................   $264,836      7.6% $173,252      5.0% $103,951     3.0%
FMB-First Michigan Bank .................    102,449      7.9    64,680      5.0    38,808     3.0
FMB-First Michigan Bank-
Grand Rapids ............................     42,102      8.0    26,300      5.0    15,780     3.0
FMB-Lumberman's Bank ....................     31,095      7.1    21,867      5.0    13,120     3.0

As of December 31, 1995

Total Capital (to risk weighted assets):
FMB .....................................   $278,229     11.9% $233,308     10.0% $186,646     8.0%
FMB-First Michigan Bank .................     99,606     10.3    96,800     10.0    77,440     8.0
FMB-First Michigan Bank-
Grand Rapids ............................     40,042     11.0    36,284     10.0    29,027     8.0
FMB-Lumberman's Bank ....................     31,494     10.7    29,367     10.0    23,494     8.0

Tier 1 Capital (to risk weighted assets):
FMB .....................................   $245,625     10.5% $139,985      6.0% $ 93,323     4.0%
FMB-First Michigan Bank .................     88,571      9.2    58,080      6.0    38,720     4.0
FMB-First Michigan Bank-
Grand Rapids ............................     35,614      9.8    21,771      6.0    14,514     4.0
FMB-Lumberman's Bank ....................     28,011      9.5    17,620      6.0    11,747     4.0


Tier 1 Capital (to average assets):
FMB .....................................   $245,625      7.8% $157,980      5.0% $ 94,788     3.0%
FMB-First Michigan Bank .................     88,571      7.4    59,597      5.0    35,758     3.0
FMB-First Michigan Bank-
Grand Rapids ............................     35,614      7.9    22,646      5.0    13,587     3.0
FMB-Lumberman's Bank ....................     28,011      7.1    19,658      5.0    11,795     3.0

As of December 31, 1996, the most recent notifications from the Federal Deposit Insurance Corporation have respectively categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that, in the opinion of management, have changed the categories under which any of the Banks would be classified.

Summary of Earnings (dollars in thousands)
                                                   Year ended December 31,
                                  1996         1995        1994          1993         1992
Interest Income
Loans and fees on loans ...   $ 221,856     $ 202,395    $ 156,755     $ 131,768    $ 132,675
Securities:
Taxable ...................      32,244        29,376       28,128        29,731       32,246
Tax-exempt ................      12,899        13,824       14,307        13,661       12,755
Other .....................       2,472         3,002        1,051           959        1,778
Total interest income .....     269,471       248,597      200,241       176,119      179,454

Interest Expense
Deposits ..................     121,172       113,037       77,957        70,408       79,727
Short-term borrowings .....       6,911         5,793        4,395         3,372        3,393
Long-term debt ............       1,008           697          857           920          625
Total interest expense ....     129,091       119,527       83,209        74,700       83,745

Net Interest Income .......     140,380       129,070      117,032       101,419       95,709
Provision for loan losses .      11,321         7,991        6,670         5,388        6,651
Net interest income after
 provision for loan losses      129,059       121,079      110,362        96,031       89,058

Non-Interest Income
Service charges on deposits      14,239        12,792       11,939        10,687        9,345
Trust and investment
 management fees ..........       8,228         7,250        6,829         5,931        5,139
Mortgage banking revenue ..       6,351         4,017        3,847         8,818        7,775
Other operating ...........       9,003         6,758        7,144         6,640        5,395
Net realized securities
 gains (losses) ...........         (84)          324         (297)          127          219
Total non-interest income .      37,737        31,141       29,462        32,203       27,873

Non-Interest Expense
Salaries and employee
 benefits .................      59,348        55,157       50,153        46,630       42,762
Occupancy .................       7,132         6,561        6,013         5,541        5,116
Equipment .................       7,187         6,062        5,757         5,649        5,135
FDIC insurance ............          29         2,918        5,180         4,720        4,400
Other operating ...........      34,653        30,886       28,218        26,829       26,511
Total non-interest expense      108,349       101,584       95,321        89,369       83,924
Income Before Income Taxes       58,447        50,636       44,503        38,865       33,007
Income taxes ..............      16,279        13,324       10,776         8,852        6,911
Net Income ................   $  42,168     $  37,312    $  33,727     $  30,013    $  26,096

Profitability Ratios
Return on average assets ..        1.27%         1.22%        1.23%         1.21%        1.13%
Return on average equity ..       16.01         15.55        15.46         15.05        14.48

Net interest margin .......        4.73          4.77         4.87          4.70         4.83

Summary of Balance Sheet (dollars in thousands)
                                                       December 31,
                                1996         1995         1994        1993           1992
Total assets .............   $3,520,433   $3,240,739   $2,917,865   $2,596,128   $2,407,095
Total securities .........      750,151      678,915      729,007      730,941      671,818
Total loans ..............    2,499,038    2,216,947    1,959,237    1,673,358    1,491,172
Total deposits ...........    3,015,969    2,813,691    2,487,939    2,241,075    2,078,147
Total long-term debt .....       29,537        5,678        8,062        9,895       10,869
Total shareholders' equity      274,144      253,828      223,451      208,413      189,660
Averages for the year:
Assets ...................    3,325,927    3,050,873    2,748,680    2,489,858    2,299,726
Shareholders' equity .....      263,401      239,915      218,129      199,369      180,224

Per Share Data*

                                                            Year ended December 31,
                                     1996           1995           1994          1993          1992
Net income ...............         $  1.57        $ 1.40         $ 1.27         $ 1.12         $ .98

Shareholders' equity
 at year end .............           10.42          9.62           8.52           7.93          7.13

Cash dividends declared ..             .65           .55            .47            .37           .28

Dividend payout ratio ....             41%           39%            37%            33%           29%

Average shares outstanding
(in thousands) ...........          26,779        26,652         26,643         26,738        26,745

*Per share data is based on the average number of shares outstanding during the year, except for shareholders' equity at year end which is based on shares outstanding at year end. Average shares outstanding include the assumed exercise of dilutive stock options and have been adjusted to give retroactive effect to stock dividends and stock splits. Cash dividends declared are the actual cash dividends that were declared by FMB on a historical basis, adjusted to give retroactive effect to stock dividends and stock splits.

Credit Quality Ratios
                                       Year ended December 31,
                                 1996   1995    1994    1993   1992
Allowance for loan losses
to total loans ..........      1.27%   1.26%   1.26%   1.27%   1.31%
Nonperforming assets
 to total loans .........       .59     .51     .61     .86    1.12
Net charge-offs
 to average loans .......       .33     .22     .18     .23     .37

First Michigan Bank Corporation
Holland, Michigan



We have audited the accompanying consolidated balance sheets of First Michigan Bank Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of FMB's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of First Michigan Bank Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                          /s/ BDO Seidman, LLP
                                                          BDO Seidman, LLP

                                                          January 16, 1997

                                                          Grand Rapids, Michigan

The following is management's analysis of operating results and financial condition as presented in the Five-Year Consolidated Financial Summary shown on the preceding pages. This analysis should be read in conjunction with the consolidated financial statements and their accompanying notes.

     First Michigan Bank Corporation (FMB) is incorporated under the laws of Michigan and is registered under the Bank Holding Company Act of 1956, as amended. FMB is engaged in commercial and retail banking through 14 subsidiary community banks (the Banks) and provides other financial services including trust, brokerage, title insurance and credit insurance.

     Since the formation of the holding company in 1974, the following acquisitions have occurred:

Bank                                    Year Acquired       Accounting Method
FMB-First Michigan Bank                      1974                Pooling
FMB-First Michigan Bank-Grand Rapids         1974                De novo
FMB-Community Bank                           1976                Pooling
FMB-Lumberman's Bank                         1979                Pooling
FMB-Oceana Bank                              1984                Purchase
FMB-State Savings Bank                       1986                Pooling
FMB-Reed City Bank                           1987                Pooling
FMB-Commercial Bank                          1988                Purchase
FMB-Security Bank                            1989                Pooling
FMB-Maynard Allen Bank                       1990                Purchase
FMB-Northwestern Bank                        1991                Purchase
FMB-Old State Bank                           1994                Pooling
Superior Financial Corporation               1995                Pooling
FMB-Arcadia Bank                             1996                Pooling

     The April 15, 1996 acquisition of Arcadia Financial Corporation and its wholly-owned subsidiary, which was subsequently renamed FMB-Arcadia Bank (Arcadia), was accounted for as a pooling-of-interests, and Arcadia's financial condition and results of operations are included for all years presented.

     On December 6, 1996, two of the Banks acquired three banking branches from another financial institution. These Banks assumed a total of $28,255,000 in deposit liabilities and accrued interest and received assets consisting of cash, branch fixed assets and deposit premium.

     The principal source of revenues of FMB and its subsidiaries is interest and fees on loans which amounted to 72% of total revenues in 1996 and 1995 and 68% in 1994. Interest on securities amounted to 15% of total revenues in 1996 and 1995 and 19% in 1994. The principal markets for FMB's banking services are the communities within the State of Michigan in which the subsidiaries are located. As of December 31, 1996, FMB and its subsidiaries served these markets through 90 offices located in these communities.

Earnings Summary (dollars in thousands, except per share data)
                                    Year ended December 31,
                               1996          1995           1994
Net income .............   $   42,168    $   37,312    $   33,727
Per share ..............         1.57          1.40          1.27
Earnings ratios:
Return on average assets         1.27%         1.22%         1.23%
Return on average equity        16.01         15.55         15.46

     The financial results presented above reflect the continued strong earnings performance of FMB. 1996 was the fifteenth consecutive year that FMB has reported record earnings. Net income of $42,168,000 was up $4,856,000, or 13.0%, over the results for 1995 which were up 10.6% over 1994. FMB's earnings per share rose to $1.57, a 12.1% increase over the $1.40 per share recorded for 1995. Per share earnings in 1995 were up 10.2% over 1994 results. FMB's return on average assets was 1.27%, 1.22% and 1.23% for 1996, 1995 and 1994, respectively. 1996 continued the trend of increasing returns on average equity for each of the last five years reaching a level of 16.01% for the year. Dividends per share for the past five years have increased at a 20.1% compounded annual rate, adjusted for the effect of stock dividends and splits during those years. The total return on FMB stock has grown at a 34.6% compound annual rate for the same period when taking into account reinvestment of dividends and stock price appreciation.

     The increases in FMB's earnings over the last three years have primarily been the result of increased net interest income due to strong loan growth as average loan volume has increased 11.6%, 15.8% and 14.9% during each of the last three years. 1996 results also benefited from double-digit increases in the major categories of fee income. The challenges for FMB in improving future performance are to maintain or increase net interest margin and efficiency while growing its core business despite increased competition.

Net Interest Income
The following schedule presents the average daily balances, interest income (on a fully-taxable equivalent basis) and interest expense and the average rates earned and paid for FMB's major categories of assets, liabilities and shareholders' equity for the periods indicated (dollars in thousands):

                                                                                Year ended December 31,
                                                     1996                             1995                          1994
                                                               Average                            Average                    Average
                                                   Interest     Rate                 Interest     Rate              Interest   Rate
                                     Average       Income/     Earned/   Average     Income/      Earned/  Average  Income/  Earned/
                                     Balance       Expense      Paid     Balance     Expense       Paid    Balance  Expense   Paid
Assets
Federal funds sold .................$    42,844    $  2,294     5.35%     $47,012    $  2,708    5.76%$     19,132    $  828   4.33%
Interest bearing deposits
with banks .........................      2,929         178     6.08        5,112         294    5.76        3,849       223   5.79
Securities (3):
Taxable ............................    520,595      32,244     6.19      487,667      29,376    6.02      496,576    28,128   5.66
Tax-exempt (1) .....................    206,367      18,998     9.21      217,604      20,347    9.35      228,842    21,280   9.30
Loans (1)(2) .......................  2,341,898     222,621     9.51    2,098,014     203,142    9.68    1,811,340   157,330   8.69
Total earning assets/
total interest income ..............  3,114,633     276,335     8.87%   2,855,409     255,867    8.96%   2,559,739   207,789   8.12%

Cash and due from banks ............    115,391        --        --       103,091        --       --       100,121       --     --
All other assets ...................    126,211        --        --       118,886        --       --       112,164       --     --

Allowance for loan losses ..........    (30,308)       --        --       (26,513)       --       --       (23,344)      --     --

Total assets .......................$ 3,325,927        --        --    $3,050,873        --       --    $2,748,680       --     --

Liabilities and Shareholders' Equity

Interest bearing deposits:
Savings and NOW accounts ...........$   945,622    $ 27,769     2.94%    $888,961    $ 27,914    3.14%   $ 924,334   $25,014   2.71%
Time ...............................  1,591,598      93,403     5.87    1,455,746      85,123    5.85    1,166,951    52,943   4.54
Other borrowed funds ...............    151,889       6,911     4.55      132,418       5,793    4.37      133,818     4,395   3.28
Long-term debt .....................     13,294       1,008     7.58        7,281         697    9.57        9,346       857   9.17
Total interest bearing
 liabilities/
 total interest expense ............  2,702,403     129,091     4.78%   2,484,406     119,527    4.81%   2,234,449    83,209   3.72%

Non-interest bearing
 deposits ..........................    325,791        --        --       298,105        --       --       274,124       --     --
All other liabilities ..............     34,332        --        --        28,447        --       --        21,978       --     --
Shareholders' equity ...............    263,401        --        --       239,915        --       --       218,129       --     --
Total liabilities and
 shareholders' equity ..............$3,325,927         --        --    $3,050,873        --       --    $2,748,680       --     --
Interest Spread
(average rate earned minus
average rate paid) .................       --          --       4.09%         --          --     4.15%         --        --    4.40%
Net Interest Income
 (fully-taxable equivalent) ........       --      $147,244      --           --     $ 136,340    --           --   $124,580    --
Net Interest Margin
 (net interest income/
 total earning assets) .............       --          --       4.73%        --          --      4.77%         --        --    4.87%

          (1) Tax-exempt interest on securities and loans has been converted to a fully-taxable equivalent basis as follows for the period indicated (dollars in thousands):

Fully-taxable
 equivalent
 adjustments:       1996     1995     1994
Securities .....   $6,099   $6,523   $6,973
Loans ..........      765      747      575
     Total .....   $6,864   $7,270   $7,548
Marginal federal
 income tax rate      35%      35%      35%

          (2) Non-accrual loans are not significant during the 3-year period and, for the purposes of the computations above, are included in the average daily loan balances.

          (3) Amortized cost is used to determine the daily average securities balances for purposes of the above computations.

Effect of the Change in Rate and Volume
The effect on FMB's interest income (on a fully-taxable equivalent basis) and interest expense due to changes in volume and average rates for the periods indicated are shown below (dollars in thousands):

                             Year ended December 31, 1996        Year ended December 31, 1995
                                      Compared to                        Compared to
                             Year ended December 31, 1995        Year ended December 31, 1994
                              Amount of Increase/    Total      Amount of Increase/         Total
                               (Decrease) Due to    Amount of    (Decrease) Due to       Amount of
                                  Change in         Increase/         Change in          Increase/
                             Volume       Rate      (Decrease)   Volume       Rate       (Decrease)
Interest Income
Federal funds sold .......   $   (231)   $   (183)   $   (414)   $  1,532    $    348    $  1,880
Interest bearing deposits
with banks ...............       (131)         15        (116)         72          (1)         71
Securities:
Taxable ..................      2,023         845       2,868        (512)      1,760       1,248
Tax-exempt ...............     (1,038)       (311)     (1,349)     (1,050)        117        (933)
Loans ....................     23,242      (3,763)     19,479      26,556      19,256      45,812
Total interest
 income ..................     23,865      (3,397)     20,468      26,598      21,480      48,078
Interest Expense
Interest bearing deposits:
Savings and NOW
 accounts ................     (1,867)       (145)       (987)      3,887       2,900
Time .....................      7,971         309       8,280      14,848      17,332      32,180
Other borrowed funds .....        879         239       1,118         (46)      1,444       1,398
Long-term debt ...........        480        (169)        311        (196)         36        (160)
Total interest expense ...   $ 11,052      (1,488)      9,564      13,619      22,699      36,318
Net Interest Income
(fully taxable equivalent)   $ 12,813    $ (1,909)   $ 10,904    $ 12,979    $ (1,219)   $ 11,760

For the purposes of this table, changes in interest due to volume and average rate were determined as follows:
Volume Variance - change in volume multiplied by previous average rate.
Rate Variance - change in average rate multiplied by previous volume. Rate/Volume Variance - change in volume multiplied by change in average rate. The rate/volume variances have been allocated to volume and average rate in proportion to the relationship of the absolute dollar amounts of the change in each.

     As reflected in the above table, FMB's net interest income on a fully-taxable equivalent basis grew by $10,904,000, or 8.0%, in 1996 and by $11,760,000, or 9.4%, in 1995. The rate of growth in net interest income is affected by the relative rates of growth in the underlying earning assets and costing funds and also by fluctuations in the net interest margin. Average earning assets grew by 9.1% in 1996 and 11.6% in 1995 primarily due to the very strong rate of growth in average loans, which, as mentioned earlier, increased by 11.6% during 1996 and 15.8% during 1995. The effect of the growth in higher-yielding loans was significantly offset in 1995 by a shift in the mix of deposits to higher-costing time deposits. Average time deposits grew by 9.3% in 1996 compared to an increase of 24.7% in 1995.


     The net interest margin declined by 4 basis points during 1996. The decline is attributed to an overall decline in the yield on average loans of 17 basis points due primarily to a decrease in the prime rate experienced during the year. The net decline in the rate paid on interest bearing liabilities served to partially offset the reduction in yield. The largest reductions in rate were seen in savings and NOW accounts in 1996 at 20 basis points less than the rate paid in 1995. During 1995 there had been a change in FMB's deposit mix reflecting the customers' preference for longer-term, higher-yielding certificates of deposit. This was the primary factor in the 109 basis point increase in overall cost of funds in 1995 versus 1994. This mix remained essentially unchanged during 1996 compared to 1995.

     Retail and commercial banking remain the core of FMB's business activities and maintaining a steady growth in net interest income is one of FMB's primary objectives. The historical results of FMB reflect the achievement of this objective with continued balance sheet growth and maintenance of a strong net interest margin. Growth in the communities in which the Banks operate is expected to bring increasing competitive pressure to bear on FMB's loan and deposit pricing. Management intends to grow net interest income and remain competitively priced through stepped up sales efforts and product promotion and development.

Non-Interest Income

                                                Year ended December 31,
                                 1996       Change    1995       Change      1994
Non-interest income (dollars in thousands):
Service charges
 on deposits ..............   $ 14,239       11.3%  $ 12,792       7.1%  $ 11,939
Trust and investment
 management fees ..........      8,228       13.5      7,250       6.2      6,829
Mortgage banking revenue ..      6,351       58.1      4,017       4.4      3,847
Investment products revenue      1,638        3.5      1,583      10.4      1,434
Credit insurance income ...      2,394       12.5      2,128      12.3      1,895
Other operating income ....      4,971       63.1      3,047     (20.1)     3,815
Subtotal ..................     37,821       22.7     30,817       3.6     29,759
Realized securities
 gains (losses) ...........        (84)    (125.9)       324     209.1       (297)
Total .....................   $ 37,737       21.2%  $ 31,141       5.7%  $ 29,462

     The table above lists FMB's primary sources of non-interest income. 1996 saw an increase of $6,596,000 to $37,737,000 from the 1995 total of $31,141,000.
The increase in 1995 was $1,679,000 over the 1994 levels. The 21.2% increase in 1996 reflects increases in virtually all non-interest categories.

     The largest increase both as a percentage and in amount occurred in mortgage banking revenues. This is the result of increased mortgage originations during 1996 as well as the adoption of SFAS No. 122 during the year. The implementation of SFAS No. 122 accounted for $1,865,000, or 58.1%, of the $2,334,000 increase. Without the impact of this new accounting standard, the increase would have been 11.7% for the year. FMB retains the servicing on residential mortgages originated by the Banks and sold in the secondary market. The mortgage servicing portfolio amounted to $815,368,000 at the end of 1996 compared to $709,386,000 and $645,721,000 at the end of 1995 and 1994
respectively. Both 1996 and 1995 benefited from the strong local real estate market and from refinancings, particularly in 1995, with the decline in long term interest rates from 1994 levels.

     Service charges on deposits increased in 1996 by $1,447,000 (11.3%). Approximately 7 percentage points of this increase is due to deposit volume increases. The balance of the income improvement is due largely to standardization of fee schedules among FMB's banks during 1996.

     Trust and investment management fees increased $978,000, or 13.5%, above the 1995 income level to $8,228,000. The increase resulted from growth in personal and employee benefit balances held in trust. Also included in this category are mutual fund management fees which reflected an improvement over 1995 of 10.3%. Trust and investment management fees increased by 6.2% during 1995 from 1994 levels while investment product sales revenue increased in 1995 by 10.4%. Management continues to focus significant effort on the delivery of trust, financial planning and other investment services to our customers.

     Credit insurance revenue increased 12.5% in 1996 and 12.3% in 1995. The growth in this income category is most closely correlated to growth in the number and dollar volume of consumer loans. The average volume of consumer loans increased by 10.5% in 1996 following an 18.2% increase for 1995. Management anticipates continued growth in the consumer lending business and associated credit insurance revenue.

     Other operating income includes fees earned for a variety of bank services as well as dispositions of fixed assets and other real estate. In 1996, other operating income reflected increased fees pertaining to debit and credit card transactions, letter of credit fees and the addition of title insurance to FMB's product mix. During the year, a block of charged-off consumer loans was sold to a third party and the proceeds were included in this category. There is a variety of income sources in this category and fluctuations in the level of income occur from year to year.

Non-Interest Expense

                                                            Year ended December 31,
                                                 1996      Change    1995       Change    1994
Non-interest expense (dollars in thousands):
Salaries and employee benefits .............   $ 59,348      7.6%  $ 55,157     10.0%  $ 50,153
Occupancy and equipment ....................     14,319     13.4     12,623      7.2     11,770
Printing and supplies ......................      3,704     13.0      3,279     16.5      2,814
Telecommunications .........................      2,384     28.9      1,850     22.9      1,505
Computer processing ........................      4,604      9.7      4,197     11.4      3,768
Software ...................................      1,691     65.8      1,020     36.2        749
Postage ....................................      1,964      5.4      1,864     16.9      1,595
Advertising and promotion ..................      2,500       .6      2,486     10.5      2,250
Single Business Tax ........................      2,308     (3.9)     2,401     14.6      2,095
FDIC insurance .............................         29    (99.0)     2,918    (43.7)     5,180
Professional services ......................      1,867    (27.6)     2,580      9.8      2,350
Other operating ............................     13,631     21.6     11,209      1.1     11,092
Total ......................................   $108,349      6.7%  $101,584      6.6%  $ 95,321

     The table above lists FMB's most significant operating expense categories. For 1996 and 1995 FMB experienced overall non-interest expense growth of 6.7% and 6.6%, respectively. The 1996 and 1995 increases were aided by the 1995 mid-year reduction in FDIC insurance expense, the full year benefit of which was seen in 1996. Excluding the reduction in FDIC insurance expense, the increases in operating expenses were 9.8% and 9.5% for 1996 and 1995, respectively.

     Salaries and employee benefits remain the largest component of non-interest expense. During 1996, salaries and employee benefits increased 7.6% following a 10.0% increase during 1995. These increases are less than the rate of asset growth in both years. The decrease in the rate of growth during 1996 results from management's continuing efforts to improve efficiencies in the delivery of financial products and services through increased use of technologies and consolidation of operational functions. FMB will continue to assess alternative delivery channels both for the convenience of its customers and for the contribution such efforts make to the control of the growth in non-interest expense.

     Printing and supplies increased 13.0% in 1996 following a 16.5% increase in 1995. This is primarily due to the continuing effect of a significant increase in the cost of copier and computer paper which began during 1995.

     Telecommunication costs increased $534,000, 28.9%, during 1996. This follows an increase of $345,000, or 22.9%, in 1995. Additionally, software costs and computer processing expense increased 65.8% and 9.7%, respectively, in 1996. These increases result from FMB's ongoing program to expand and upgrade its products and electronic delivery systems. Management believes these are essential expenditures that will continue as part of FMB's efforts to enhance efficiencies while expanding the range of products and improving customer service levels.

     Advertising and promotion expense increased a mere .6% in 1996 following the 10.5% increase of 1995 during which FMB had introduced its new debit and credit cards. The level of expenditures for product promotions is expected to increase in future periods above 1996 levels with advertising campaigns targeted to selected segments of FMB's marketplace.

     FDIC insurance expense decreased in 1996 to $29,000, 1% of the $2,918,000 for 1995. This represents the effect of the Bank Insurance Fund legislative reform process during which this expense had decreased by 43.7% in 1995 from 1994 levels. During 1995, the Bank Insurance Fund exceeded the mandatory balance levels requiring the FDIC to continue lowering insurance premiums. During 1996, the FDIC charged only the minimum allowable amount of $2,000 per bank for those banks that met the FDIC criteria of being well-capitalized and well-managed. All of the Banks currently meet these FDIC standards. At the end of 1996, FMB had no Savings Association Insurance Fund deposits, which are subject to a higher assessment. However, beginning in 1997, FMB will be paying the minimum rate of $.01296 per $100 of deposits towards the FICO obligations. This higher rate will continue through 1999.

Income Taxes Income tax expense for 1996 amounted to $16,279,000 compared to $13,324,000 in 1995 and $10,776,000 for 1994. The percentage increases from the prior period are 22.2% in 1996 and 23.7% in 1995. These percentage increases result from FMB's profit improvement, virtually all of which is taxable, as the tax benefit of exempt income declined with the reduction in the amount of tax-exempt income earned during 1996 and 1995 from each previous year's level. This and other components of income tax expense are disclosed in Note 12 of the Notes to Consolidated Financial Statements included earlier in this report.

Loan Portfolio
FMB accepts credit risk as an essential part of the lending function in full service banking. FMB concentrates its lending efforts on its existing market areas with emphasis on both consumer and commercial credits. These credit decisions are made as close as possible to the customer by keeping the loan evaluation and approval process with the management of each of the Banks, including oversight by a bank board committee. In addition to maintaining a strong lending staff at the customer level, FMB ensures that a conservative underwriting philosophy and corporate credit quality standards are adhered to by an independent, centralized loan review function. The primary objective of the centralized loan review is to assist bank management in the process of monitoring the credit underwriting function and to ensure lending decisions are made within established guidelines.

                                                             December 31,
                                1996           1995            1994           1993              1992
Components of loan portfolio
Balances (dollars in thousands):
Commercial, financial and
agricultural ............   $    667,200    $    608,718    $    542,370    $    469,827    $    445,427
Real estate-construction         225,043         155,872         109,256          87,598          66,101
Real estate-mortgage ....      1,161,494       1,032,382         931,465         802,354         707,713
Consumer ................        445,301         419,975         376,146         313,579         271,931
Total ...................   $  2,499,038    $  2,216,947    $  1,959,237    $  1,673,358    $  1,491,172

Percentages:
Commercial, financial and
agricultural ............          26.7%           27.5%           27.7%           28.1%           29.9%
Real estate-construction            9.0             7.0             5.6             5.2             4.4
Real estate-mortgage ....          46.5            46.6            47.5            48.0            47.5
Consumer ................          17.8            18.9            19.2            18.7            18.2
Total ...................         100.0%          100.0%          100.0%          100.0%          100.0%

Strong loan demand in FMB's markets is reflected by the growth in period end balances indicated in the above table, with percentage increases of 12.7%, 13.2% and 17.1% for 1996, 1995 and 1994, respectively. Average loans increased by similar percentages during each of those periods as well. The table further indicates the mix of the portfolio has remained essentially unchanged from year to year reflecting the overall strength of the economy and the Company's ability to provide retail and commercial customers with competitive credit options. The largest component of FMB's loan portfolio remains real estate-mortgage loans. In the above mortgage category, 45% represents commercial real estate lending and 55% residential, ratios that are similar to those of 1995. The commercial real estate together with the commercial, financial and agricultural loans amount to 47% of FMB's total loan portfolio. Management believes this is indicative of the balance between commercial lending, primarily to small and medium-sized businesses, and retail lending to individuals. The loan portfolio continues to be well-diversified as of December 31, 1996 as FMB had no concentration of loans to any group of borrowers engaged in similar activities that would be significantly impacted by economic or other conditions.

                                                December 31, 1996
                                      Under     1 to 5      Over
                                     1 year      years     5 years    Total
Maturity of selected loans (dollars in thousands):
Commercial, financial
 and agricultural ...............   $366,733   $280,402   $ 20,065   $667,200
Real estate-construction ........    113,346    107,680      4,017    225,043
Total ...........................   $480,079   $388,082   $ 24,082   $892,243
Rate sensitivity of
 above loans due after
 one year (dollars in thousands):
Fixed interest rates ............       --     $186,782   $  8,895   $195,677

Variable interest rates .........       --      201,300     15,187    216,487
Total ...........................       --     $388,082   $ 24,082   $412,164

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

                                                                  December 31,
                                                 1996       1995       1994        1993      1992
Nonperforming assets (dollars in thousands):
Non-accrual ................................   $ 7,885    $ 4,754    $ 5,595    $ 5,377    $ 8,301
Ninety days past due .......................     5,211      3,919      2,876      3,073      5,269
Renegotiated ...............................     1,096      1,021      1,218      1,826        992
Total nonperforming loans ..................    14,192      9,694      9,689     10,276     14,562
Other real estate ..........................       436      1,572      2,244      4,132      2,136
Total nonperforming assets .................   $14,628    $11,266    $11,933    $14,408    $16,698

As a percent of total loans ................       .59%       .51%       .61%       .86%      1.12%

     FMB's nonperforming asset ratios have historically been very low by traditional bank performance measures. As indicated in the schedule above, nonperforming assets are .59% of total loans at year end 1996. While this ratio has increased slightly over 1995, management does not believe this to be indicative of a deterioration in the loan portfolio. This favorable ratio is primarily attributable to the prevailing strength of the local economies in the communities in which the Banks operate and their timely attention to potential problem credits.

     Loans are placed in non-accrual status when, in the opinion of management, the collectibility of principal and interest is considered doubtful or when the payment of interest and principal is 90 days past due, unless the loans are both well secured and in the process of collection. Consumer loans are generally not placed on non-accrual status as they are normally charged-off when 120 days past due. Interest in the amount of approximately $537,000 on loans classified as non-accrual and renegotiated was included in net income during 1996. Additional interest in the amount of approximately $1,063,000 would have been earned in 1996 had the loans classified as non-accrual and renegotiated remained at original terms.

     As of December 31, 1996, loans which are not included in the above nonperforming loan total but which management has serious doubts as to the ability of the borrowers to comply with present loan repayment terms amount to $674,000. Although these loan customers are having financial difficulties at the present time and may need adjustments in their repayment terms, no material losses are anticipated. Payouts are anticipated or collateral or guarantees are available to reduce any loss incurred.

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

                                                                     December 31,
                             1996                  1995                 1994                1993                1992
                       Alloc.     Ratio     Alloc.      Ratio    Alloc.      Ratio    Alloc.       Ratio   Alloc.   Ratio
Allowance for loan
 losses (dollars in thousands):
Commercial, financial
and agricultural ...   $15,730      2.36%   $14,091      2.31%   $12,620      2.33%   $10,741      2.29%   $10,237      2.30%
Real estate-
 construction ......     1,278       .57        916       .59        546       .50        423       .48        285       .43
Real estate-mortgage     3,688       .32      4,088       .40      3,924       .42      3,120       .39      3,143       .43
Consumer ...........    11,024      2.48      8,936      2.13      7,643      2.03      7,004      2.23      5,922      2.18
Total ..............   $31,720      1.27%   $28,031      1.26%   $24,733      1.26%   $21,288      1.27%   $19,587      1.31%

                                                            December 31,
                                    1996          1995           1994           1993           1992
Loan loss experience (dollars in thousands):
Loans:
Average daily balance of loans
outstanding for the period ...   $2,341,898    $2,098,014    $1,811,340    $1,576,059    $1,458,328
Amount of loans outstanding,
 at end of period ............   $2,499,038    $2,216,947    $1,959,237    $1,673,358    $1,491,172
Allowance for loan losses:
Balance, at beginning
 of period ...................   $   28,031    $   24,733    $   21,288    $   19,587    $   18,268
Loans charged-off:
Commercial, financial
 and agricultural ............        1,288         1,609         1,031         1,109         1,669
Real estate-construction .....         --               1          --              10          --
Real estate-mortgage .........          579           596           412         1,582         1,588
Consumer .....................        8,051         4,640         3,927         2,544         3,535
Total charge-offs ............        9,918         6,846         5,370         5,245         6,792
Recoveries on loans
 previously charged-off:
Commercial, financial and
 agricultural ................          577           400           465           340           268
Real estate-construction .....           25          --            --               5          --
Real estate-mortgage .........          407           324           353            55           166
Consumer .....................        1,277         1,429         1,327         1,158         1,026
Total recoveries .............        2,286         2,153         2,145         1,558         1,460
Net loans charged-off ........        7,632         4,693         3,225         3,687         5,332
Additions to allowance charged
to operations ................       11,321         7,991         6,670         5,388         6,651
Balance, at end
 of period ...................   $   31,720    $   28,031    $   24,733    $   21,288    $   19,587
Ratios:
Net loans charged-off
 to average loans
 outstanding for
 the period ..................         .33%          .22%          .18%          .23%          .37%
Allowance for loan
 losses to loans
 outstanding, at
 end of period ...............         1.27          1.26          1.26          1.27          1.31

The provision for loan losses charged to operations increased by $3,330,000 in 1996 over the amount charged in 1995, while 1995 reflected a $1,321,000 increase from 1994. The 1996 increase is primarily due to a higher than normal level of consumer loans charged-off during the year for the three largest of the Banks. Management does not consider this to be an indication of any serious deterioration in overall portfolio credit quality. During 1996, management centralized the collection function for consumer loans and established more stringent charge-off criteria for these loans. This, coupled with an overall increase in consumer bad debt trends in the industry, resulted in the increased charge-offs for FMB. Increases in the 1996 and 1995 provision were made, additionally, for the maintenance of an adequate allowance necessitated by the almost 13% growth in loans outstanding from period to period. The ratio of net charge-offs to average loans increased from 1995 to 1996 as well as from 1994 to 1995, yet this ratio remains at a low level historically, reflecting the prevailing strength of the local economies in the communities in which the Banks operate and FMB's attention to underwriting and monitoring standards for its loan portfolio. Management rates the overall quality of the loan portfolio as good and the allowance for loan losses as strong, given the ratio of the allowance to total loans of 1.27% and the relatively low level of nonperforming loans.

Securities Portfolio
Securities are purchased with the ability to hold those assets until maturity. However, FMB has identified as "available-for-sale" certain securities which may be sold in the future to meet FMB's investment objectives of quality, liquidity and yield and to avoid significant market value deterioration. The 1996 year end total securities increased by 10.5% over the 1995 balance after several years of modest balance declines as growth was channeled to meet high loan demand during those periods. A substantial portion of the overall growth and proceeds from maturing available-for-sale (AFS) and held-to-maturity securities was invested in the AFS category. As permitted by the transition provisions in the guide to implementation of Statement of Financial Accounting Standards (SFAS) No. 115 issued by the Financial Accounting Standards Board in November 1995, FMB transferred securities with an amortized cost of $110,674,000 from the held-to-maturity to the available-for-sale category on December 27, 1995. The net unrealized gain on the securities transferred amounted to $421,000.

                                                              December 31,
                                          1996                   1995                  1994
                                 Available-   Held-to    Available-  Held-to  Available-  Held-to
                                  for-sale    maturity   for-sale   maturity   for-sale  maturity
Securities portfolio (dollars in thousands):
U.S. Treasury and U.S. Government
agencies and corporations ......   $346,483   $ 48,864   $234,143   $ 81,793   $ 82,364   $267,206
State and political subdivisions     33,365    173,170     30,312    178,034     26,419    195,808
Other securities ...............     85,612     62,657     65,233     89,400     34,531    122,679
Total ..........................   $465,460   $284,691   $329,688   $349,227   $143,314   $585,693

     Excluding those holdings in the securities portfolio of U.S. Treasury and U.S. Government agency and corporation securities and various project notes fully guaranteed by the U.S. Government, FMB held no investments in securities of any one issuer which exceeded 10% of shareholders' equity at December 31, 1996.

     The following schedule sets forth the maturities and weighted average interest rates of FMB's securities as of December 31, 1996 (dollars in thousands):

                           U.S. Treasury and U.S.     States and
                            Government Agencies        Political
                            and Corporations        Subdivisions          Other Securities        Total
                          Amount      Rate       Amount       Rate(1)    Amount(2)    Rate        Amount
Available-for-sale
Under 1 year ........   $114,715    5.97%        $4,194      10.67%       $5,694      6.52%      $124,603
1 to 5 years ........    231,768    6.21         16,870       9.65        53,949      6.19        302,587
5 to 10 years .......       --       --          11,280       7.97        11,437      6.53         22,717
Over 10 years .......       --       --           1,021       9.34         2,312      7.26          3,333
Total debt securities   $346,483    6.13%       $33,365       9.20%       73,392      6.30        453,240
Equity securities ...       --       --            --          --         12,220      7.85         12,220
Total ...............       --       --            --          --        $85,612      6.52%      $465,460

                         U.S.Treasury and U.S.      States and
                          Government Agencies        Political
                          and Corporations          Subdivisions         Other Securities       Total
                        Amount       Rate       Amount      Rate(1)      Amount(2)     Rate     Amount
Held-to-Maturity
Under 1 year           $31,184      5.77%      $25,144       9.41%       $26,683      6.24%     $83,011
1 to 5 years            17,680      5.95        89,430      10.19         30,579      6.88      137,689
5 to 10 years             --         --         57,442       9.26          3,309      7.36       60,751
Over 10 years             --         --          1,154       8.87          2,086      7.08        3,240
Total                  $48,864      5.84%     $173,170       9.76%       $62,657      6.64%    $284,691

(1) The yields on tax-exempt obligations have been computed on a fully-taxable equivalent basis using a marginal federal income tax rate of 35%.


(2) The  maturities  of  mortgage-backed  securities  are  included  based  upon
weighted-average   expected  lives,   taking  into  account  anticipated  future
prepayments.

Deposits and Short-term Borrowings
Average deposits and short-term borrowings continue to grow each year, with increases of 7.6% and 11.0% experienced in 1996 and 1995, respectively. The primary challenge to FMB is to continue to grow deposits in its markets despite increased competition. Management has targeted an overall internal growth goal of 10% with increased marketing efforts and competitive pricing.

     A comparison of the average balances of deposits and short-term borrowings and the percentage of average daily assets that were supported by each category of deposits and short-term borrowings is reflected in the following schedule (dollars in thousands):

                                                            Average for the year
                                             1996                   1995                     1994
                                                    % of                    % of                 % of
                                     Balance       Assets    Balance       Assets   Balance      Assets
Deposits
Non-interest bearing demand .....   $  325,791      9.8%      $298,105      9.8%   $  274,124     10.0%
Savings and NOW accounts ........      945,622     28.4        888,961     29.1       924,334     33.6
Time ............................    1,591,598     47.9      1,455,746     47.7     1,166,951     42.5
Total deposits ..................    2,863,011     86.1      2,642,812     86.6     2,365,409     86.1
Short-term borrowings
Securities sold under
 agreements to repurchase .......       98,904      3.0        110,216      3.6       109,029      4.0
Other short-term borrowings .....       21,470       .6         20,727       .7        24,789       .9
Total ...........................   $2,983,385     89.7%    $2,773,755     90.9%   $2,499,227     90.9%

The maturity distribution of time deposits of $100,000 or more as of December 31, 1996 is as follows (dollars in thousands):

                                         Under 3        3 to 6           6 months       Over 1
                                          months        months           to 1 year      year           Total
Time deposits of $100,000 or more...    $339,852       $129,052       $98,551        $32,357        $599,812

The banks operate in a competitive environment as to rates paid on most deposits. Money market savings accounts, coupled with a wide range of options in the area of time deposits, have given consumers the opportunity to invest their money at competitive rates for the time period that best fits their needs. At FMB, these opportunities include regular and money market savings programs for individuals, certificates of deposit (CDs) of varying maturities and interest rates for public and private depositors, and Cash Investment Checking, which includes options of a one-day retail repurchase agreement and trust sweep arrangements for commercial accounts. Market rates are adjusted from time to time in order to attract additional funds. During 1995 and 1996, FMB also purchased brokered CDs to meet lending demand. FMB has established guidelines to limit its exposure to funding from time deposits of $100,000 or more, which includes brokered CDs. Brokered CDs amount to only 1.2% of total deposits at December 31, 1996.

Asset/Liability Management
Asset/liability management is a vital function in today's banking environment. At FMB, this process involves developing, implementing and monitoring strategies to maintain a proper level of liquidity, maximize net interest income, and minimize the impact on earnings from major interest rate changes. This process is carried out through a corporate asset/liability committee. The committee establishes policies, analyzes strategies and monitors the effectiveness of the asset/liability management process on a consolidated basis.

     Liquidity is monitored through the asset/liability management process in order to meet the needs of customers, such as depositors withdrawing funds or borrowers requesting funds to meet their credit needs, while at the same time maximizing investment and lending opportunities.

     Deposit gathering is a principal source of funds for FMB. Development of consumer deposits is achieved by paying competitive rates and by maintaining an active marketing program. Larger CDs, issued to public authorities and the private sector, are purchased primarily from within FMB's market area and are considered a reliable source of funds. FMB also purchases brokered CDs from time to time for varying periods of up to three years. Another principal source of funds derives from the routine payments on loans and the maturities of loans and securities. FMB's securities portfolio is invested almost exclusively in investment grade issues, and, as illustrated in previous discussion, FMB maintains a high-quality loan portfolio. As a result, payments and maturities on these assets are also a reliable source of funds. Externally, FMB has the ability to enter the federal funds market as a purchaser to meet daily liquidity needs, and, for longer term liquidity needs, FMB has the ability to enter into funding arrangements with other financial institutions.

     Through the asset/liability process, attention is also placed on a bank's interest sensitivity, which is the degree net interest income is affected by a change in market interest rates. One method of estimating sensitivity is by a gap analysis. Gap is the difference between assets and liabilities maturing or repricing in the same time period. When the amount of rate-sensitive assets is greater than rate-sensitive liabilities, an increase in market interest rates has a positive impact on net interest income while a decrease in rates has a negative impact. When rate-sensitive liabilities are greater than assets, the converse is true with falling market rates impacting net income positively and rising rates impacting it negatively. Minimizing exposure to changes in market rates is accomplished by keeping the relationship of the rate-sensitive assets and liabilities in a relatively balanced position.

     FMB continued in 1996 to structure its balance sheet and utilize off-balance-sheet strategies to respond to interest rate fluctuations. To a limited extent, interest rate swap agreements continued to be utilized to manage the short-term interest sensitivity position. FMB continues to sell long-term, fixed-rate residential mortgage loans in the secondary market to minimize its long-term exposure to rate changes. During 1996, FMB's nominal asset-sensitive position in the short-term, coupled with consumer preference for higher-yielding, long-term certificates of deposit had a negative impact on the net interest margin when compared with 1995. However, as demonstrated in the table below, FMB has maintained a strong and relatively stable net interest margin over the past five years.

                                                  December 31,
                            1996        1995       1994         1993        1992
Net interest margin.....    4.73%       4.77%      4.87%        4.70%       4.83%

The following table illustrates FMB's static gap position as of December 31, 1996, with a cumulative 90 day gap position of 0.99 and one year gap of 0.84. Distribution of non-maturity deposits are based on historical analyses and management's current assumptions as to the repricing frequency for these funds. Although the static gap sensitivity varies from time frame to time frame, management has the ability to adjust rates on deposit accounts enabling FMB to achieve a neutral interest sensitivity position within the intermediate-term. Based upon the gap, simulation and market value analysis, management believes FMB is well positioned to respond to interest rate movements in either direction.

                           Up to 3        4 to 12        1 to 5       5 to 10        After 10
(dollars in thousands)     Months         Months         Years         Years          Years         Total
Assets
Loans ................   $ 1,230,051    $   360,106    $   826,304    $    43,014    $    39,563   $ 2,499,038
Securities ...........        75,625        103,752        438,120        107,534         25,120       750,151
Federal funds and
time deposits ........        14,663           --             --             --             --          14,663
Other assets .........          --             --             --             --          256,581       256,581
Total assets .........   $ 1,320,339    $   463,858    $ 1,264,424    $   150,548    $   321,264   $ 3,520,433
Liabilities and Equity
Savings and NOW
accounts .............   $   571,720    $    62,018    $   377,415            $--            $--   $ 1,011,153
Time deposits ........       600,874        710,324        308,513         23,413           --       1,643,124
Borrowed funds .......       128,674         21,378         39,810          2,895           --         192,757
Other liabilities
and equity ...........          --             --             --          361,695        311,704       673,399
Total liabilities
and equity
                         $ 1,301,268    $   793,720    $   725,738    $   388,003    $   311,704   $ 3,520,433
Interest rate
 swaps, net ..........        30,000           --          (40,000)        10,000           --            --
Gap ..................   $   (10,929)   $  (329,862)   $   578,686    $  (247,455)   $     9,560          --
Cumulative gap .......   $   (10,929)   $  (340,791)   $   237,895    $    (9,560)   $         0          --
Cumulative rate
sensitive ratio ......          0.99           0.84           1.08           1.00           1.00          --

Use of Derivatives
In addition to use of interest rate swap agreements for asset/liability management purposes, FMB uses derivative financial instruments to mitigate risks in its mortgage banking operations and for the accommodation of customers with international operations.

     With regard to mortgage banking operations, FMB utilizes interest rate forward contracts to hedge the value of residential real estate loans that are being underwritten for anticipated sale to secondary market investors. Changes in market interest rates, between the time that a customer receives a rate-lock commitment and the sale of the fully-funded loan, can change the sale value of that loan. FMB enters into forward contracts to sell exchange traded instruments whose change in value due to the same change in market interest rates substantially offsets the change in sale value of the underlying rate-locked loans which are anticipated to be funded. As of December 31, 1996, the Banks had rate-lock commitments totaling $12,322,372 expiring within 60 days. These commitments were hedged by $15,000,000 in interest forward contracts requiring settlement also within 60 days. The net unrealized gain to FMB on this hedging activity was $86,412.

     FMB accommodates its customers whose international operations involve transactions denominated in foreign currencies by entering into foreign exchange forward contracts to purchase or sell foreign currencies at a future date at a predetermined exchange rate. There is credit risk and exposure to foreign currency exchange fluctuations inherent in these transactions to the extent that the customer would fail to fulfill its purchase or delivery responsibility and FMB would execute the transaction at the prevailing currency valuation, which may be different than the value in the original contract. As of December 31, 1996, FMB had foreign exchange contracts in the amount of $924,000 with a year-end settlement value of $904,000, requiring settlement within 120 days.

Capital
Regulatory agencies have developed guidelines by which the adequacy of a financial institution's capital may be evaluated. It is FMB's policy to maintain its capital levels in excess of the regulatory minimums. The Federal Reserve requires a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. The leverage ratio minimum is established at 3.0% for the most highly-rated bank holding companies. For purposes of determining risk-based capital ratios, SFAS No. 115 unrealized gains or losses are excluded from the calculations.

     The following table illustrates FMB's leverage and risk-based capital ratios compared to the current regulatory requirements in accordance with the Federal Reserve's final guidance:

                                         Minimum           Well-
                                        Regulatory      capitalized           FMB
                                        Requirements     Definition     1996      1995
Tier 1 Capital                             4.0%            6.0%          9.8%     10.5%
Tier 1 and Tier 2 Capital                  8.0             10.0          11.1      11.9
Leverage ratio                             3.0              5.0           7.6       7.6

     During recent years, FMB has supported its growth in assets with its ability to generate and retain earnings. Management feels the overall equity position is very strong as indicated below:

                                                          December 31,
                                               1996         1995          1994
Shareholders' equity
 (dollars in thousands)                     $274,144      $253,828      $223,451
Ratio of equity to total assets                 7.8%          7.8%          7.7%

     Under a plan announced in 1992, FMB repurchases shares of its common stock from time to time in negotiated transactions. As a result, FMB repurchased 327,000 shares during 1996, 78,000 shares during 1995 and 277,000 shares during 1994 at costs of $9,255,000, $1,911,000 and $6,311,000, respectively. FMB intends to continue repurchasing shares similarly during 1997.

     The strength of FMB's capital position has enabled it to increase the dividend payout to shareholders over the past three years. FMB's cash dividends amounted to $16,906,000 in 1996, $14,021,000 in 1995 and $11,488,000 in 1994. On
a per share basis, this represents dividend payout ratios of 41%, 39% and 37%, respectively. For the fourth quarter of 1996, FMB increased the dividend by 12.5% to $0.18 per share.

     FMB's ability to pay dividends to its shareholders is limited by its ability to obtain funds from the subsidiaries, as specified by applicable regulatory guidelines. However, the amounts currently available for dividends are in excess of FMB's current annual dividend payout rate.

New Regulatory  Pronouncements
In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are borrowings and for derecognition of liabilities that have been extinguished. This Statement also requires that liabilities and derivatives incurred or obtained as part of a transfer be measured initially at fair value. SFAS No. 125 also amends SFAS No. 122 to provide further guidance on measurement of servicing rights relating to assets transferred. The Statement is effective for transfers, servicing and extinguishments occurring after December 31, 1996, except for certain provisions which are effective after December 31, 1997. Adoption of the accounting provisions of this standard is not expected to have a material effect upon FMB's financial condition or results of operations.

Quarterly Financial Information (dollars in thousands, except per share data)
                                                   1996                                    1995
                                  First     Second    Third     Fourth    First     Second    Third     Fourth
                                  Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
Results of operations
Interest income ...............   $64,771   $65,677   $68,137   $70,886   $58,162   $61,733   $63,402   $65,300
Interest expense ..............    31,413    31,056    32,509    34,113    27,384    30,010    30,687    31,446
Net interest income ...........    33,358    34,621    35,628    36,773    30,778    31,723    32,715    33,854
Provision for loan losses .....     2,372     2,317     2,728     3,904     1,816     1,953     2,064     2,158
Non-interest income ...........     8,623     8,733     9,355    11,026     7,135     7,446     7,967     8,593
Non-interest expense ..........    26,533    26,911    26,987    27,918    24,920    25,207    25,384    26,073
Income before
income taxes ..................    13,076    14,126    15,268    15,977    11,177    12,009    13,234    14,216
Income tax expense ............     3,497     3,925     4,287     4,570     2,749     3,081     3,523     3,971
Net income ....................   $ 9,579   $10,201   $10,981   $11,407   $ 8,428   $ 8,928   $ 9,711   $10,245

Total cash dividends ..........   $ 3,823   $ 4,144   $ 4,204   $ 4,735   $ 3,284   $ 3,452   $ 3,456   $ 3,829

Per common share
 information*
Net income ....................   $    .3   $   .38   $   .41   $   .42   $   .32   $   .33   $   .37   $   .38
Cash dividends
 declared .....................       .15       .16       .16       .18       .13       .13       .14       .15
Book value ....................      9.73      9.81     10.11     10.42      8.78      9.08      9.32      9.62

Per share market price of stock
High bid                           $21 1/4  $23 1/2   $24 3/4   $29 1/2   $16 3/8   $17 5/8   $18 3/8   $21 1/8
Low bid                             19 5/8   21 1/4    22 1/2    24 1/2    15 1/2    16 3/8    17 3/8    18 3/8
Ending bid                          21 1/4   23 1/4    24 3/4    29 1/2    16 3/8    17 3/8    18 3/8    19 5/8

*Per share information has been adjusted on a retroactive basis to reflect the four-for-three stock split paid in July, 1996 and 5% stock dividends paid in May, 1996 and 1995.

The Annual Report of the Corporation on Form 10-K, as filed with the Securities and Exchange Commission, will be available after March 31, 1997, and may be obtained from FMB free of charge. FMB common stock is traded under the symbol FMBC on the NASDAQ National Market System. FMB offers a Dividend Reinvestment and Stock Purchase Plan which allows shareholders to reinvest dividends in FMB stock at a 5% discount from market price. All shareholder inquiries may be directed to First Michigan Bank Corporation, Shareholder Services Department, One Financial Plaza, 10717 Adams Street, Holland, Michigan 49423. For additional information call 616-355-9200. Investor contact: Larry D. Fredricks.

First Michigan Bank Corporation does not discriminate on the basis of race, color, national origin, sex, religion, age or disability in employment or the provision of services.

                                                                   EXHIBIT (21)

                         SUBSIDIARIES OF THE REGISTRANT


FMB-First Michigan Bank                    FMB-Sault Bank
Zeeland, Michigan                          Sault Ste. Marie, Michigan
100% Owned                                 100% Owned

FMB-First Michigan Bank-Grand Rapids       FMB-Arcadia Bank
Grand Rapids, Michigan                     Kalamazoo, Michigan
100% Owned                                 100% Owned

FMB-Community Bank                         Superior Financial Corporation
Dowagiac, Michigan                         Sault Ste. Marie, Michigan
100% Owned                                 100% Owned

FMB-Lumberman's Bank                       FMB-Trust
Muskegon, Michigan                         Holland, Michigan
100% Owned                                 100% Owned

FMB-Oceana Bank                            First Michigan Life Insurance Company
Hart, Michigan                             Holland, Michigan
100% Owned                                 100% Owned

FMB-State Savings Bank                     FMB-Brokerage Services, Inc.
Lowell, Michigan                           Holland, Michigan
100% Owned                                 100% Owned

FMB-Reed City Bank                         FMB-Insurance Agency, Inc.
Reed City, Michigan                        Holland, Michigan
100% Owned                                 100% Owned

FMB-Commercial Bank                        FMB Title Services, Inc.
Greenville, Michigan                       Holland, Michigan
100% Owned                                 100% Owned

FMB-Security Bank
Manistee, Michigan
100% Owned

FMB-Maynard Allen Bank
Portland, Michigan
100% Owned

FMB-Northwestern Bank
Boyne City, Michigan
100% Owned

FMB-Old State Bank
Fremont, Michigan
100% Owned

                                                                 Exhibit 23(a)



Consent of Independent Certified Public Accountants

First Michigan Bank Corporation
Holland, Michigan

We hereby consent to the incorporation by reference and use of our report dated January 16, 1997, which appears on page 46 of First Michigan Bank Corporation's Annual Report to Shareholders for 1996, in that Corporation's previously file Form S-3 Registration Statement for that Corporation's Dividend Reinvestment and Stock Purchase Plan (Registration No. 33-34457) and Form S-8 Registration Statements for that Corporation's 1981 Stock Option Plan (Registration No. 2-73711), Employees' Stock Purchase Plan (Registration No. 33-34461), 1987 Stock Option Plan (Registration No. 33-24591) and Cash Option Plan (Registration No. 33-54414).

BDO SEIDMAN, LLP

/s/BDO SEIDMAN, LLP

Grand Rapids, Michigan
March 26, 1997

                                                                 Exhibit 23(b)


Consent of Independent Certified Public Accountants


First Michigan Bank Corporation
Holland, Michigan

We hereby consent to the incorporation by reference and use of our report dated March 17, 1997, which appears on pages 3 and 4 of First Michigan Bank Corporation Cash Option Plan financial statements included in the Form 10-K Annual Report for First Michigan Bank Corporation for the year ended December 31, 1996, in First Michigan Bank Corporation's previously filed Form S-8 Registration Statement for First Michigan Bank Corporation Cash Option Plan (Registration No. 33-54414).

BDO SEIDMAN, LLP

/s/ BDO SEIDMAN, LLP

March 26, 1997
Grand Rapids, Michigan

                                   EXHIBIT 99
                         First Michigan Bank Corporation
                                Cash Option Plan


                                        Financial Statements and Schedules
                                        Years Ended December 31, 1996 and 1995

                              First Michigan Bank Corporation
                              Cash Option Plan



                                        Financial Statements and Schedules
                                        Years Ended December 31, 1996 and 1995

                                                First Michigan Bank Corporation
                                                               Cash Option Plan
                                                                       Contents

    Independent Auditors' Report                                           3-4

    Financial Statements
      Statements of Net Assets Available for Benefits -
        December 31, 1996 and 1995                                         5-6
      Statements of Changes in Net Assets Available for Benefits -
        Years Ended December 31, 1996 and 1995                             7-8
      Notes to Financial Statements                                       9-14


    Supplemental Schedules
      Assets Held for Investment Purposes - December 31, 1996               15
      Reportable Transactions - Year Ended December 31, 1996                16

Independent Auditors' Report


Administrative Committee
First Michigan Bank Corporation
     Cash Option Plan
Holland, Michigan

We have audited the accompanying statements of net assets available for benefits of First Michigan Bank Corporation Cash Option Plan as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's administrative committee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of First Michigan Bank Corporation Cash Option Plan as of December 31, 1996 and 1995, and changes in net assets available for benefits for the years then ended on the basis of accounting described in Note 3.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 1996, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of

Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




BDO Seidman, LLP
Grand Rapids, Michigan
March 17, 1997

                                                First Michigan Bank Corporation
                                                               Cash Option Plan

                                Statements of Net Assets Available for Benefits


                          FMB                      FMB
                          Money       FMB        Intermediate              Special                    FMBC
                          Market   Diversified    Government  Quantitative  Growth  Diversified      Common       Participant
December 31, 1996         Fund     Equity Fund   Income Fund  Equity Fund   Fund    Bond Fund        Stock Fund   Loan Fund   Total
-----------------------------------------------------------------------------------------------------------------------------------
Investments, at fair value
  (Notes 2, 3 and 4):
 FMB Money Market Fund ..$1,646,134  $  --       $    --      $    --      $    --      $    --     $ 24,301     $  --   $1,670,435
 Mutual funds:
  FMB Diversified
    Equity Fund .........    --      4,022,028        --           --           --           --           --        --    4,022,028
  FMB Intermediate
    Government Income ...    --         --        1,726,893        --           --           --           --        --    1,726,893
    Fund
  Quantitative
     Equity Fund ........    --         --            --      3,557,735         --           --           --        --    3,557,735
  Special Growth Fund ...    --         --            --           --     2,726,334          --           --        --    2,726,334
  Diversified Bond
     Fund ...............    --         --            --           --           --     1,145,574          --        --    1,145,574
 First Michigan Bank
  Corporation
  Common Stock ..........    --         --            --           --           --           --   18,531,868        --   18,531,868
 Participant loans ......    --         --            --           --           --           --           --   725,256      725,256

Total investments ........1,646,134  4,022,028    1,726,893   3,557,735   2,726,334   1,145,574   18,556,169   725,256   34,106,123

Receivables:
 Employee contributions ..    4,467     12,326        4,705      10,893      10,173       4,049       44,388        --       91,001
 Company contributions ...    1,656      4,552        1,688       3,821       3,569       1,483       15,969        --       32,738
 Accrued investment
   income ................    6,759     --            8,665         --          --           --      113,085    10,731      139,240

Total receivables            12,882     16,878       15,058      14,714      13,742       5,532      173,442    10,731      262,979

Net Assets Available for
     Benefits            $1,659,016  $4,038,906  $1,741,951  $3,572,449  $2,740,076  $1,151,106  $18,729,611  $735,987  $34,369,102

                                             First Michigan Bank Corporation
                                                            Cash Option Plan

                              Statements of Net Assets Available for Benefits

                           FMB                         FMB
                           Money         FMB       Intermediate              Special                FMBC
                           Market     Diversified  Government   Quantitative  Growth  Diversified  Common     Participant
December 31, 1995          Fund       Equity Fund  Income Fund  Equity Fund   Fund    Bond Fund   Stock Fund    Loan Fund   Total
Investments, at fair
value (Notes 2, 3 and 4):
 FMB Money Market Fund      $1,286,219    $     -    $     -    $     -     $      -     $  -      $   92,811    $   -   $ 1,379,030
 Mutual funds:
  FMB Diversified Equity
   Fund                           -      2,826,389         -          -            -        -              -         -     2,826,647
  FMB Intermediate
   Government Income Fund         -             -    1,842,389        -            -        -              -         -     1,842,389
  Quantitative Equity Fund        -             -          -     2,260,687         -        -              -         -     2,260,687
  Special Growth Fund             -             -          -          -      1,908,749      -              -         -     1,908,749
  Diversified Bond Fund           -             -          -          -            -     985,906           -         -       985,906
  First Michigan Bank
    Corporation Common
    Stock                         -             -          -          -            -        -      10,508,592        -    10,508,592
  Participant loans               -             -          -          -            -        -              -    505,488      505,488
Total investments            1,286,219   2,826,647   1,842,389   2,260,687   1,908,749   985,906   10,601,403   505,488   22,217,488

Accrued investment income        6,053       5,757       9,128        -          -          -          79,524     3,387      103,849

Net Assets Available
 for Benefits               $1,292,272  $2,832,404  $1,851,517  $2,260,687  $1,908,749  $985,906  $10,680,927  $508,875  $22,321,337

See accompanying notes to financial statements.

                                               First Michigan Bank Corporation
                                                              Cash Option Plan

                     Statements of Changes in Net Assets Available for Benefits
                          FMB                    FMB
                        Money            FMB  Intermediate               Special                  FMBC
Year ended              Market   Diversified  Government    Quantitative  Growth   Diversified   Common       Participant
 December 31, 1996      Fund     Equity Fund  Income Fund    Equity Fund   Fund     Bond Fund    Stock Fund    Loan Fund     Total
Additions
 Employee contributions ..$1,054,654    $408,631   $ 185,159    $411,145   $ 401,270   $  167,915  $1,681,012   $    --   $4,309,786
 Company contributions ....   51,066     126,516      60,618     111,849     103,333       47,871     438,993        --      940,246
 Investment income:
  Net appreciation
   (depreciation) in fair
    value of investments ...      --     355,763     (38,843)    197,521      83,931      (28,398)  5,732,373        --    6,302,347
  Interest and dividends .  72,086     205,075     110,092     412,828     320,151       72,720     466,444     7,343    1,666,739

Total additions .......    1,177,806   1,095,985     317,026   1,133,343     908,685      260,108   8,318,822     7,343   13,219,118

Deduction - benefits paid
  to participants            133,979     175,687     174,506     108,277     131,629      44,924      388,176    14,175    1,171,353

Net increase (decrease) ...1,043,827     920,298     142,520   1,025,066     777,056     215,184    7,930,646    (6,832)  12,047,765

Interfund Transfers ....... (677,083)    286,204    (252,086)    286,696      54,271     (49,984)     118,038   233,944           --

Net Assets Available for
 Benefits, beginning
 of year                   1,292,272   2,832,404   1,851,517   2,260,687   1,908,749     985,906   10,680,927   508,875   22,321,337

Net Assets Available for
 Benefits, end of year ...$1,659,016  $4,038,906  $1,741,951  $3,572,449  $2,740,076  $1,151,106  $18,729,611  $735,987  $34,369,102

                                               First Michigan Bank Corporation
                                                              Cash Option Plan

                    Statements of Changes in Net Assets Available for Benefits
                               FMB                     FMB
                              Money       FMB       Intermediate               Special                     FMBC
                              Market   Diversified   Government   Quantitative  Growth   Diversified    Common    Participant
Year ended December 31, 1995   Fund   Equity Fund    Income Fund  Equity Fund  Fund      Bond Fund    Stock Fund   Loan Fund   Total
Additions
 Employee contributions ..   $ 332,367   $ 472,709    $225,320    $276,702   $ 300,967  $159,901  $ 1,362,813   $    --   $3,130,779
 Company contributions ...      43,993      87,995      54,060      69,299      77,017    36,997      333,820        --      703,181
 Investment income:
  Net appreciation in fair
   value of investments ..          --     579,314     106,585     349,940     214,494    81,705    1,844,776        --    3,176,814
 Interest and dividends ..      67,282      31,326     104,733     220,422     167,583    60,572      304,005       515      956,438

Total additions ..........     443,642   1,171,344     490,698     916,363     760,061   339,175    3,845,414       515    7,967,212

Deduction - benefits paid
 to participants
                               271,635     134,870     190,329      40,687      58,697    18,609      374,602    25,491    1,114,920

Net increase (decrease) ..     172,007   1,036,474     300,369     875,676     701,364   320,566    3,470,812   (24,976)   6,852,292

Interfund Transfers ......     130,258     (76,293)   (159,098)     28,943     (32,578) (128,193)     244,409    (7,448)          --

Net Assets Available for
 Benefits, beginning
 of year .................     990,007   1,872,223   1,710,246   1,356,068   1,239,963   793,533    6,965,706   541,299   15,469,045

Net Assets Available
 for Benefits, end of year  $1,292,272  $2,832,404  $1,851,517  $2,260,687  $1,908,749  $985,906  $10,680,927  $508,875  $22,321,337

                                See accompanying notes to financial statements.

                                               First Michigan Bank Corporation
                                                              Cash Option Plan

                                                 Notes to Financial Statements


1. Plan             The  following  brief  description  of First  Michigan  Bank
   Description      Corporation  (Company) Cash Option Plan (Plan) provides only general information. Participants should refer to the plan agreement for a more complete description of the Plan's provisions.

                    General

                    The Plan was established by the Company to provide a tax deferred retirement savings program for its employees.

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

                    Contributions

                    The Plan allows eligible employees to contribute a percentage of their salary to the trust fund through a salary contribution agreement with the Company. The amount contributed is not currently included in the employee's taxable income and is not reported on the social security purposes). For those employees with 1,000 hours or more of annual service, the Company makes a matching contribution to the employee's account based on the amount elected to be contributed up to 6% of the employee's annual salary. Effective July contribution increased from 35% to 50%. All contributions are immediately vested.

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

                    An employee is eligible for Plan distributions after age 59 1/2 or upon termination of employment with the Company. The employee is required to begin withdrawing money from the Plan by April 1 of the year following the year in which the employee attains the age of 7 receive the benefit in a lump sum payment or periodic installments for a period not longer than the joint life expectancy of the employee and his designated beneficiary. If the account balance does not exceed $3,500, a lump sum distribution may be made by the Administrative Committee without consent.

                    Hardship Distributions

                    An employee may, with the consent of the Administrative Committee, receive a distribution in order to meet a financial hardship (as defined in the Plan).

                    Death Benefit

                    Upon death of the employee, the balance in his or her account will be distributed to the designated beneficiary.

                    Loans

                    An employee may, with the consent of the Administrative Committee, borrow a minimum amount of $1,000, up to 50% of his or her account balance or $50,000, whichever is smaller. Loans are secured by the balance in the employee's account and bear interest at a rate determined by the Administrative Committee to be representative of rates charged by local commercial lending institutions for comparable loans. Interest rates range from 6% to 10%. The loan must be repaid over a period not to exceed five years unless the loan proceeds were used to acquire or reconstruct a principal dwelling unit. The repayment must be in the form of a payroll deduction.

                    Termination

                    Although it has not expressed any intent to do so, the Company has the right under the Plan to terminate it at any time, subject to the provisions of ERISA. If the Plan is terminated, the trust would continue for the benefit of the participants and its assets would not be returned to the Company. The Plan is not eligible for termination insurance coverage through the Pension Benefit Guarantee Corporation.

2. Participant      Participants  may direct  the  investment  of their  account
   Investment       balance  in  various  investment  funds  established  by the
   Options          Administrative Committee. Investment options may be added or eliminated periodically to meet the changing needs of the participants.

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

                    FMB Diversified Equity Fund

                    The FMB Diversified Equity Fund is a common stock fund comprised of primarily "blue chip" stocks and is well-diversified throughout many established industries. These stocks have proven track records of earnings and have a history of solid growth. The objective of the fund is to provide above-average total return over market cycles within reasonable limits of risk.

                    FMB Intermediate Government Income Fund

                    The FMB Intermediate Government Income Fund is a diversified portfolio invested primarily in obligations issued or guaranteed by the U.S. government, its agencies or instrumentalities, in the form of U.S. Treasury bills, notes, bonds, mortgage-backed securities an obligations. The fund selects short-term to medium-term bonds because they are less volatile than long-term bonds. The objective of the fund is to provide current income with low volatility of net asset value (principal).

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

                    Special Growth Fund

                    The Special Growth Fund is primarily made up of stocks of smaller companies. Many of these are companies whose greatest growth potential is over the long-term, where historically small stocks have outperformed all other asset classes. The objective of this fund capital appreciation, by assuming a higher level of volatility than is ordinarily expected from a core equity fund.

                    Diversified Bond Fund

                    The Diversified Bond Fund is comprised of government and corporate bonds that mature in the intermediate to long-term (5-20 years). The portfolio is diversified over many individual issues to reduce risk. The fund fluctuates in value with the movement of interest rates. The objective of the fund is to provide a high level of current income through investment in fixed income securities and to provide effective diversification against equities.

3. Significant      Basis of Preparing Financial Statements
   Accounting
   Policies         The financial  statements have been prepared on the modified
                    cash  basis  of  accounting.   Benefit   distributions   are
                    recognized when paid.

                    Investments

                    Investments are stated at fair value as determined by FMB-Trust, the trustee of the Plan, based on quoted market prices. Participant loans are stated at their outstanding balances, which approximates fair value.

                    Use of Estimates

                    The preparation of financial statements in conformity with the modified cash basis of accounting requires the Plan's administrative committee to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent of the financial statements and the reported amounts and deductions during the reporting period. Actual results could differ from those estimates.

4. Investments      The  following  investments,  stated at fair value,  were in excess of 5% of net assets available for benefits at year end:

December 31,                                            1996             1995
-------------------------------------------------------------------------------
FMB Money Market Fund                          $          -     $   1,379,030
Mutual funds:
    FMB Diversified Equity Fund                    4,022,028        2,826,647
    FMB Intermediate Government Income Fund        1,726,893        1,842,389
    Quantitative Equity Fund                       3,557,735        2,260,687
    Special Growth Fund                            2,726,334        1,908,749
First Michigan Bank
    Corporation Common Stock                      18,531,868       10,508,592
===============================================================================

5. Income Tax       The Internal  Revenue Service has  determined,  and informed
   Status           the  Administrative  Committee  in a letter  dated March 14,
                    1994, that the Plan is qualified and the trust established under the Plan is tax-exempt under the appropriate sections of the Internal Revenue Code.

                                               First Michigan Bank Corporation
                                                              Cash Option Plan

                    Line 27a - Schedule of Assets Held for Investment Purposes

                                                              EIN:  38-2024376
                                                             Plan Number:  003

December 31, 1996
-----------------------------------------------------------------------------


                                                    Number of
                                                    units or                           Current
Identity                                            shares             Cost             value
FMB Money Market Fund                              1,670,435         $1,670,435       $ 1,670,435

Mutual Funds
   FMB Diversified Equity Fund                       244,352          3,200,451         4,022,028
   FMB Intermediate Government Income Fund           172,001          1,768,753         1,726,893
   Quantitative Equity Fund                          107,647          3,183,110         3,557,735
   Special Growth Fund                                66,838          2,587,430         2,726,334
   Diversified Bond Fund                              49,873          1,162,609         1,145,574

Total mutual funds                                                   11,902,353        13,178,564

First Michigan Bank Corporation Common Stock        625,548          10,721,704        18,531,868

Participant Loans, 6% to 10%                              -                   -           725,256

                                                First Michigan Bank Corporation
                                                               Cash Option Plan

                                 Line 27d - Schedule of Reportable Transactions

                                                               EIN:  38-2024376
                                                              Plan Number:  003

Year ended December 31, 1996

                                        # of                    # of
                                        trans-    Purchase      trans-     Selling                         Net
                                        actions   price(a)      actions    price (a)      Cost             gain
FMB Money Market Fund, net                 -     $4,785,972          -     $4,517,580    $ 4,517,580    $      -
Mutual funds:
     FMB Diversified Equity Fund         134      1,249,049         68        409,431        288,359       121,072
     Quantitative Equity Fund            131      1,492,159         64        392,430        304,921        87,509
     Special Growth Fund                 134      1,125,767         70        392,002        312,609        79,393

     First Michigan Bank
      Corporation Common Stock            18      2,080,318          1              7              6             1

(a) Equivalent to current value at date of transaction.