Form 10-Q
period 1997-03-31
FIRST MICHIGAN BANK CORP
filed 1997-05-15
CIK 36522

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 26,475,960 shares of the Company's Common Stock ($1 par value) were outstanding as of April 30, 1997.

                                      INDEX



                                                                            Page
                                                                          Number

Part I.               Financial Information (unaudited):

              Item 1.
              Financial Statements                                           3
              Notes to Consolidated Financial Statements                     6

              Item 2.
              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  6

Part II.              Other Information                                     12

              Signatures                                                    14

PART I.  FINANCIAL INFORMATION
Item 1.         Financial Statements

CONSOLIDATED BALANCE SHEETS
                                                                    March 31,             December 31,            March 31,
                                                                      1997                    1996                  1996
                                                                     -----                   -----                 ----
                                                                                     (dollars in thousands)
Assets
  Cash and due from banks                                          $  134,266            $  155,725            $  113,890
  Federal funds sold                                                      801                12,950                56,550

     Total cash and cash equivalents                                  135,067               168,675               170,440
  Interest bearing deposits with banks                                  2,216                 1,713                 3,789
  Securities:
    Available-for-sale                                                476,097               465,460               387,326
    Held-to-maturity (market values $266,051,
      $293,595 and $340,888 respectively)                             258,561               284,691               331,578
  Loans                                                             2,589,899             2,499,038             2,252,039
  Allowance for loan losses                                           (32,884)              (31,720)              (29,253)
  Premises and equipment                                               68,201                68,667                69,334
  Other assets                                                         67,186                63,909                59,504
                                                                  -----------           -----------           -----------
     Total assets                                                  $3,564,343            $3,520,433            $3,244,757
                                                                    =========             =========             =========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                            $   329,512           $   361,692           $   314,513
  Interest bearing:
    Savings and NOW accounts                                        1,006,412             1,011,153               920,771
    Time                                                            1,697,569             1,643,124             1,568,058
                                                                    ---------             ---------             ---------
      Total deposits                                                3,033,493             3,015,969             2,803,342
Short-term borrowings                                                 181,396               163,220               143,939
Other liabilities                                                      40,848                37,563                35,410
Long-term debt                                                         29,537                29,537                 5,383
                                                                  -----------           -----------           -----------
     Total liabilities                                              3,285,274             3,246,289             2,988,074
                                                                    ---------             ---------             ---------

Shareholders' equity:
  Preferred stock - no par value; 1,000,000
    shares authorized                                                    --                    --                    --
  Common stock - $1 par value; 50,000,000
   shares authorized; issued and outstanding:
   26,407,079, 26,304,157 and 18,850,726 respectively                  26,407                26,304                18,851
  Surplus                                                             165,547               163,828               145,899
  Retained earnings                                                    89,350                83,374                91,988
  Securities valuation, net of tax                                     (2,235)                  638                   (55)
                                                                   ----------           ------------        -------------
     Total shareholders' equity                                       279,069               274,144               256,683
                                                                    ---------            ----------            ----------
     Total liabilities and shareholders' equity                    $3,564,343            $3,520,433            $3,244,757
                                                                   ==========            ==========             =========

CONSOLIDATED STATEMENTS OF INCOME
                                                                                     Three months ended March 31,
                                                                                    1997                     1996
                                                                                    ----                     ----
                                                                               (in thousands, except for per share data)
Interest Income
  Interest and fees on loans                                                        $59,210                   $52,912
  Interest on securities:
    Taxable                                                                           8,627                     7,331
    Tax-exempt                                                                        3,119                     3,258
  Other interest income                                                                 397                     1,270
                                                                                   --------                   -------
     Total interest income                                                           71,353                    64,771
                                                                                     ------                    ------
Interest Expense
  Interest on deposits                                                               31,997                    29,826
  Interest on short-term borrowings                                                   2,163                     1,454
  Interest on long-term debt                                                            499                       133
                                                                                   --------                  --------
     Total interest expense                                                          34,659                    31,413
                                                                                     ------                    ------
Net Interest Income                                                                  36,694                    33,358
  Provision for loan losses                                                           3,488                     2,372
                                                                                     ------                   -------
     Net interest income after provision for loan losses                             33,206                    30,986
                                                                                     ------                    ------
Non-Interest Income
  Service charges on deposits                                                         3,570                     3,254
  Trust income                                                                        2,274                     2,020
  Other operating income                                                              4,681                     3,333
  Securities gains                                                                      121                        16
                                                                                    -------                   -------
     Total non-interest income                                                       10,646                     8,623
                                                                                     ------                    ------
Non-Interest Expense
  Salaries and employee benefits                                                     15,342                    14,658
  Occupancy                                                                           1,901                     1,841
  Equipment                                                                           1,840                     1,664
  Other operating                                                                     9,842                     8,370
                                                                                     ------                    ------
     Total non-interest expense                                                      28,925                    26,533
                                                                                     ------                    ------
Income Before Income Taxes                                                           14,927                    13,076
  Income taxes                                                                        4,198                     3,497
                                                                                     ------                    ------
Net Income                                                                          $10,729                   $ 9,579
                                                                                     ======                    ======
Net income per share                                                                   $.40                      $.36
Cash dividends declared per share                                                       .18                       .15
Average shares outstanding (in thousands)                                            26,884                    26,746

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
                                                                                              Three months ended March 31,
                                                                                           1997                       1996
Cash Flow From Operating Activities
  Net income                                                                             $  10,729               $   9,579
                                                                                          --------                --------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                              3,488                   2,372
      Origination of loans for sale in secondary market                                    (39,153)                (73,259)
      Proceeds from sale of loans in secondary market                                       39,480                  73,496
      Gain on sale of loans                                                                   (327)                   (237)
      Mortgage servicing rights                                                               (346)                     --
      Net Realized securities gains                                                           (121)                    (16)
      Provision for depreciation, amortization and accretion                                 1,967                   1,373
      Deferred income taxes                                                                   (407)                    (47)
      Increase in interest receivable                                                       (1,680)                 (1,988)
      Increase in interest payable                                                             580                     831
      Other - net                                                                            3,161                    (869)
                                                                                           -------                 -------
      Total adjustments                                                                      6,642                   1,656
                                                                                           -------                 -------
        Net cash provided by operating activities                                           17,371                  11,235
                                                                                           -------                 -------
Cash Flows From Investing Activities
Net (increase) decrease in interest bearing deposits with banks                               (503)                  1,572
Purchase of securities available-for-sale                                                  (72,541)               (107,546)
Proceeds from sales of securities available-for-sale                                        33,681                     --
Proceeds from maturities and prepayments of securities available-for-sale                   23,956                  44,257
Purchase of securities held-to-maturity                                                       (873)                 (4,193)
Proceeds from maturities and prepayments of securities
  held-to-maturity                                                                          27,299                  25,164
Net increase in loans                                                                      (92,880)                (36,500)
Purchase of premises and equipment and other assets                                         (1,905)                 (2,930)
                                                                                           -------                  -------
        Net cash used in investing activities                                              (83,766)                (80,176)
                                                                                           -------                 -------
Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing demand and
  savings deposits and NOW accounts                                                        (36,921)                  4,182
Net increase (decrease) in time deposits                                                    54,445                 (14,531)
Net increase in short-term borrowings                                                       18,176                   9,616
Repayment of long-term debt                                                                     --                    (295)
Cash dividends and fractional shares                                                        (4,735)                 (3,830)
Proceeds from sales of stock                                                                 1,822                   1,636
Common stock repurchased                                                                        --                  (2,665)
                                                                                           -------                 -------
        Net cash provided by (used in) financing activities                                 32,787                  (5,887)
                                                                                           -------                 -------
Decrease in Cash and Cash Equivalents                                                      (33,608)                (74,828)
Cash and Cash Equivalents, at Beginning of Period                                          168,675                 245,268
                                                                                           -------                 -------
Cash and Cash Equivalents, at End of Period                                               $135,067                $170,440
                                                                                           =======                 =======

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

1. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1997, March 31, 1996 and December 31, 1996 and consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interim Financial Statements
The following is a discussion of First Michigan Bank Corporation's ("Company's") results of operations for the three months ended March 31, 1997 and 1996, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

On May 5, 1997, the Company and Huntington Bancshares Incorporated, a Maryland corporation and a registered bank holding company ("Huntington"), entered into an Agreement and Plan of Merger and a Supplemental Agreement (collectively, the "Merger Agreements") pursuant to which the Company will be merged with and into Huntington (the "Merger"). As a result of the Merger, each outstanding share of the Company's common stock will be converted into 1.05 shares of Huntington common stock. The Merger is conditioned upon, among other things, approval by a two-thirds majority vote of the shareholders of both Huntington and the Company, and receipt of certain regulatory approvals.

Net income of $10,729,000 for the three months ended March 31, 1997 increased 12.0% from the $9,579,000 earned during the three months ended March 31, 1996. Earnings per share for the first quarter 1997 were $.40 versus $.36 for the same period in 1996. The increase in earnings is primarily attributable to improvements in net interest income and non-interest income. Offsetting this, in part, were increases in the provision for loan losses and non-interest expense. These changes are addressed in the analyses that follow.

Net Interest Income                                          First Quarter
-------------------
(in thousands)                                            1997            1996
                                                         ------           -----
Interest income                                         $71,353          $64,771
Interest expense                                         34,659           31,413
                                                         ------           ------
Net interest income                                     $36,694          $33,358
                                                         ======           ======

The Company's first quarter 1997 net interest income of $36,694,000 increased by $3,336,000 (10.0%) when compared with the same period of 1996. As shown in the following table, in the first quarter of 1997 the rate on interest earning assets at 8.87% was up four basis points from the year-ago period, while the rate for interest bearing liabilities also increased four basis points from 4.80 to 4.84. These changes resulted in an unchanged interest spread. The net interest margin dropped by one basis point between the periods as the relative volume of free funds declined slightly. The following table shows a comparison of average volumes, effective yields earned, and rates paid during the comparable periods.

                                     TABLE 1

                  INTEREST EARNING ASSETS AND INTEREST BEARING
                         LIABILITIES BY MAJOR CATEGORIES
                             March 31, 1997 and 1996


                                                           ------------------------First Quarter Averages---------------------
                                                                Volumes In Thousands                       Yield Earned/
                                                                    of Dollars                              Rate Paid
                                                            1997                  1996                   1997         1996
                                                            ----                  ----                   ----         ----
Interest Earning Assets
  Loans                                                    $2,544,086            $2,237,100               9.44%        9.53%
  Securities:
     Taxable                                                  546,581               484,771               6.29         6.03
     Tax-exempt                                               201,536               206,805               9.28         9.36
  Short-term investments                                       30,957                93,471               5.21         5.47
                                                          -----------           -----------
      Total interest earning assets                         3,323,160             3,022,147               8.87         8.83
                                                            ---------             ---------

Interest Bearing Liabilities
  Savings deposits                                          1,005,951               903,926               3.14         2.83
  Time deposits                                             1,694,313             1,585,349               5.79         5.95
  Short-term borrowings                                       173,088               138,001               5.03         4.23
  Long-term debt                                               29,537                 5,465               6.76         9.71
                                                          -----------           -----------
    Total interest bearing liabilities                      2,902,889             2,632,741               4.84         4.80
                                                            ---------             ---------
Interest spread                                           $   420,271           $   389,406               4.03%        4.03%
                                                           ==========            ==========               ====         ====
Net interest income margin                                                                                4.64%        4.65%
                                                                                                          ====         ====

Average yields in the above table have been adjusted to a tax-equivalent basis, and are computed using amortized cost for the securities portfolio. Non-accruing loans are not significant for the periods presented and are included in the average loan volumes above.

Interest Earning Assets/ Interest Income
Interest income for the first quarter of 1997 increased $6,582,000 (10.2%) from the first quarter of 1996. This is due to the increase in average volume of earning assets during the first quarter 1997 versus 1996 coupled with a four basis point increase in average yield on the earning assets between the two periods as indicated in the previous table. Average quarterly volumes in the loan portfolio increased 13.7% from those of the first quarter 1996. Commercial and installment loans showed double digit average volume percentage increases versus the prior year period averages. Considerable strength was seen in commercial lending and was due primarily to the continuing economic health of the Company's marketplace. The relative growth in loans as a percent of total interest earning assets (from 74.0% for the first quarter of 1996 and 76.5% for the first quarter of 1997) prompted the four basis point increase in average yield.

Short term investments consisting almost exclusively of federal funds sold declined in response to the strong loan portfolio growth. Investment securities increased at a modest 8.2% rate from period to period. The overall yield of the securities portfolio remained essentially constant, increasing seven basis points to 7.09% for the first quarter 1997.

Interest Bearing Liabilities/Interest Expense
The average volume of interest bearing liabilities increased by $270,148,000 when compared to the first quarter 1996. The overall increase in deposits was approximately evenly balanced between time deposits and the savings categories at $108,964,000 and $102,025,000 respectively. Time deposit growth occurred primarily in large certificates of deposit. Regular savings accounts reflected the bulk of the average savings balance increase at 19% over the prior year's quarter. The average rate paid on short-term borrowings increased as the Company made greater use of Federal Home Loan Bank advances during the first quarter 1997. The average rate on long term debt reflects a decrease with the August 1996 conversion of a stand-by loan to a term loan bearing interest at seven-tenths of a percent over the daily federal funds rate. The overall rate on quarterly average interest bearing liabilities increased 4 basis points to 4.84% in this quarter from the first quarter 1996 average rate of 4.80%.

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

Deposit gathering is a principal source of funds for the Company. Development of consumer deposits is achieved by paying competitive rates and by maintaining an active marketing program. Larger certificates of deposit, issued to public authorities and the private sector, also provide an important source of funds for the Company. These certificates of deposit are purchased primarily from within the Company's market areas and are considered a reliable source of funds. The Company also purchases brokered certificates of deposit (CDs) from time to time for varying periods of up to three years. Such purchases, when they occur, are made within established Company guidelines. Current balances represent approximately 4% of large CDs and less than 1% of total deposits. The Company made no brokered CD purchases during the first quarter of 1997.

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

Allowance for Loan Losses                                  First Quarter
-------------------------
(in thousands)                                          1997            1996
                                                      -------          ------
Balance, at beginning of period                       $31,720         $28,031
Provision for loan losses                               3,488           2,372
Loans charged-off                                      (2,765)         (2,007)
Recoveries of loans previously charged-off                441             857
                                                      -------         -------
Balance, at end of period                             $32,884         $29,253
                                                       ======          ======

The provision for loan losses increased $1,116,000 for the first quarter versus the 1996 period. The increased provision for the first quarter 1997 is in response both to the growth in loan portfolio volume and the relatively high volume of loans charged off, beginning in the third quarter of 1996. While the first quarter 1997 charge-offs are considerably higher than the comparable year-ago period, the total reflects a decline from the preceding quarter. The Company has centralized the consumer loan collection function and anticipates improvement in collection efforts and corresponding reductions in the relative level of net charge-offs.

In assessing the adequacy of the loan loss allowance, management considers many factors, including changes in the type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions and other factors that might be pertinent. The amount actually provided in any period may be more or less than actual net loan charge-offs for that period. The reserve for loan losses as a percent of loans at March 31, 1997 is 1.27%, unchanged from the December 31, 1996 ratio.

Net charge-offs in the first quarter 1997 increased $1,174,000 compared to the first quarter 1996. Net charge-offs as a percent of average loans outstanding during the quarter were .37% for the first quarter of 1997 and .21% in 1996. This ratio is within the range of management's expectations and is considered a reflection of prudent lending practices. Non-accrual, past due 90 day and renegotiated loans, along with other real estate, in total were .57% and .58% of total loans outstanding at March 31, 1997 and March 31, 1996 respectively. The Company has compared favorably with the banking industry nationwide in these credit ratios.

Following are the balances constituting the nonperforming assets and loans 90 days past due and still accruing as of the end of the respective periods.

                                                                 March 31,
                                                           1997            1996
Non-accrual loans                                        $6,852           $6,010
Renegotiated loans                                        1,177              756
Other real estate owned                                     450            1,833
                                                         ------            -----
   Total nonperforming assets                            $8,479           $8,599
                                                          =====            =====

    Loans 90 days past due                               $6,171           $4,521
                                                          =====            =====

Non-interest Income                                              First Quarter
(in thousands)                                           1997             1996
  Total                                                 $10,646           $8,623
                                                         ======            =====

Non-interest income, which includes service charges on deposit accounts, loan fees, trust and investment management fees, other operating income and securities transactions, increased $2,023,000 (23.5%) during the three months ended March 31, 1997 compared to the same period in 1996. Overall the non-interest income increases were seen in most major other income categories. The largest increases were seen in investment products revenues ($425,000), service charges on deposits ($317,000) and trust income ($254,000). Investment products income increases reflect the Company's emphasis on expanding existing and new customer relationships through offering a variety of alternative investments. Service charges increased with the volume of deposits and standardization of fee schedules and procedures among the Company's banking subsidiaries, which began in 1996. Trust income reflected growth in employee benefit and personal trust balances versus the first quarter of 1996. The balance of the other income increase originates from improvements in other loan fees, title insurance and credit insurance revenues.

Non-interest Expense                                           First Quarter
(in thousands)                                           1997             1996
  Total                                                 $28,925          $26,533
                                                         ======           ======

Non-interest expense increased $2,392,000 (9.0%) when comparing the first quarter of 1997 with 1996. Of the total non-interest expense increase, other expenses contributed to the majority (60%) of this increase. Other operating expense increases occurred in professional services, advertising, loan processing and software which are primarily related to the advancement of retail strategies. Equipment increases resulted from the expense of depreciation associated with the investment in retail delivery systems.

The 4.7% increase in salary and benefits expense in the first quarter 1997 versus 1996 is due primarily to annual merit increases along with a 4.8% increase in staffing. These increases were offset, in part, by a slight reduction in the provisions for performance based compensation.

Income Tax Expense                                             First Quarter
(in thousands)                                           1997           1996
  Total                                                  $4,198        $3,497
                                                          =====         =====

Fluctuations in income taxes result primarily from changes in the level of profitability and variations in the amount of tax-exempt income. The 14.2% increase in pre-tax income and decline in tax-exempt income account for the increased income tax expense between the periods. The level of tax-exempt income in the first quarter 1997 declined by approximately $115,000 from 1996.

Capital
Following is a statement of changes in shareholders' equity for the three month period ended March 31, 1997 (in thousands):

  Shareholders' Equity at December 31, 1996                                 $274,144
  Net income                                                                  10,729
  Shares issued upon exercise of employee stock option plans                     368
  Shares issued under dividend reinvestment and employee and
    director stock purchase plans                                              1,454
  Dividends to shareholders                                                   (4,753)
  Change in securities valuation, net of tax                                  (2,873)
                                                                            --------
  Shareholders' Equity at March 31, 1997                                    $279,069
                                                                             =======

Shareholder's equity is the Company's principal capital base and it is important that it increase along with the growth in total assets in order for adequate capital ratios to be maintained. The ratio of equity to total assets at March 31, 1997 was 7.8%, unchanged from the December 31, 1996 ratio.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at March 31, 1997 was 9.80%, unchanged from the December 31, 1996 level, and the total risk-based capital ratio was 11.11% at March 31, 1997, compared to 11.14% at December 31, 1996. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

These same capital ratios are applied at the subsidiary bank level by the Federal Deposit Insurance Corporation under which a bank is categorized as well-capitalized under the regulatory framework for prompt corrective action as one with at least a 10% risk-based capital level. All Company subsidiary banks met this definition at March 31, 1997 and December 31, 1996.

The capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at March 31, 1997 was 7.73%. The minimum standard leverage ratio is 3%, and virtually all financial institutions subject to these requirements are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

In addition to shareholders' equity, the Company had long-term debt of $29,537,000 at March 31, 1997 and at December 31, 1996.

New Accounting Pronouncements
In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are borrowings and for derecognition of liabilities that have been extinguished. This Statement also requires that liabilities and derivatives incurred or obtained as part of a transfer be measured initially at fair value. SFAS No. 125 also amends SFAS No. 122 to provide further guidance on measurement of servicing rights relating to assets transferred. The Statement is effective for transfers, servicing and extinguishments occurring after December 31, 1996, except for certain provisions which are effective after December 31, 1997. Adoption of the accounting provisions of this standard has not had a material effect upon the Company's financial condition or results of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards previously found in APB Opinion 15, "Earnings per Share," which has been superseded. It replaces the presentation of "primary" and "fully diluted" EPS with a presentation of "basic" and "diluted" EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted SPE pursuant to APB No. 15. SFAS No. 128 is effective for the Company for both interim and annual periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Earlier application is not permitted. Had the Company been required to present EPS data in compliance with the new Statement, basic and diluted EPS would have been $.41 and $.40 respectively, for the quarter ended March 31, 1997.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
       See exhibit index on page 16.

(b)  Reports on Form 8-K
       There were no reports on Form 8-K filed during the first quarter 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.



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




DATE:   May 9, 1997

                                  EXHIBIT INDEX



The following exhibits are filed herewith.



  Exhibits                                                            Page


   (11)       Computation of Earnings Per Share                        15

                                                           Part I, Exhibit (11)



                        COMPUTATION OF EARNINGS PER SHARE
                         FIRST MICHIGAN BANK CORPORATION


                                                                        Three Months Ended March 31,
                                                                  (In thousands, except per share amounts)
                                                                              1997                        1996
                                                                            --------                    -------
Average shares outstanding                                                 26,369.5                    26,354.8
Net effect of the assumed exercise of stock options
 (based on the treasury stock
  method using higher of either ending or average)                            514.2                       391.3
                                                                          ---------                   ---------
     Total shares                                                          26,883.7                    26,746.1
                                                                           ========                    ========
  Net income                                                               $ 10,729                     $ 9,579
                                                                           ========                     =======
  Per share amount                                                            $ .40                       $ .36
                                                                              =====                       =====
