Form 10-Q
period 1997-06-30
FIRST MICHIGAN BANK CORP
filed 1997-08-12
CIK 36522

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 0-7638

                         FIRST MICHIGAN BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                    MICHIGAN                         38-2024376
       (State or other jurisdiction of            (IRS Employer
       incorporation or organization)             Identification No.)

                  One Financial Plaza, Holland, Michigan 49423
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (616) 355-9200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 27,814,229 shares of the Company's Common Stock ($1 par value) were outstanding as of July 31, 1997.

                                      INDEX

                                                                            Page
                                                                          Number

Part I.               Financial Information (unaudited):

              Item 1.
              Financial Statements                                            3
              Notes to Consolidated Financial Statements                      4

              Item 2.
              Management's Discussion and Analysis of
              Financial Condition and Results of Operations-
              Interim Financial Statements                                    4

Part II.              Other Information

              Item 4.
              Submission of Matters to a Vote of Security Holders            15

              Item 6.
              Exhibits and Reports on Form 8-K                               15

Signatures                                                                   16

PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements
CONSOLIDATED BALANCE SHEETS

                                                                  June 30,              December 31,            June 30,
                                                                    1997                   1996                  1996
                                                                             (dollars in thousands)
Assets
  Cash and due from banks                                         $   152,132           $   155,725           $   126,942
  Federal funds sold                                                      200                12,950                 1,450

     Total cash and cash equivalents                                  152,332               168,675               128,392
  Interest bearing deposits with banks                                  2,163                 1,713                 1,310
  Securities:
    Available-for-sale                                                490,042               465,460               418,194
    Held-to-maturity (market values $247,584,
       $293,593 and $319,723 respectively)                            239,191               284,691               312,374
  Loans                                                             2,692,453             2,499,038             2,345,385
  Allowance for loan losses                                           (35,178)              (31,720)              (30,183)
  Premises and equipment                                               67,967                68,667                69,489
  Other assets                                                         64,185                63,909                59,799
                                                                   ----------            ----------            ----------
     Total assets                                                  $3,673,155            $3,520,433            $3,304,760
                                                                    =========             =========             =========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                            $   367,301           $   361,692           $   332,384
  Interest bearing:
    Savings and NOW accounts                                        1,024,757             1,011,153               942,028
    Time                                                            1,652,310             1,643,124             1,565,525
                                                                    ---------             ---------             ---------
     Total deposits                                                 3,044,368             3,015,969             2,839,937
Short-term borrowings                                                 272,268               163,220               168,534
Other liabilities                                                      37,311                37,563                33,532
Long-term debt                                                         29,537                29,537                 4,714
                                                                   ----------            ----------           -----------
     Total liabilities                                              3,383,484             3,246,289             3,046,717
                                                                    ---------             ---------             ---------

Shareholders' equity:
  Preferred stock - no par value; 1,000,000
            shares authorized                                             --                    --                    --
  Common stock - $1 par value; 50,000,000
           shares authorized; issued and outstanding:
           27,812,979, 26,304,157 and 19,736,038
           respectively                                                27,813                26,304                19,736
  Surplus                                                             203,673               163,828               170,902
  Retained earnings                                                    57,672                83,374                69,951
  Securities valuation, net of tax                                        513                   638                (2,546)
                                                                  -----------           -----------           -----------
     Total shareholders' equity                                       289,671               274,144               258,043
                                                                    ---------             ---------            ----------
     Total liabilities and shareholders' equity                    $3,673,155            $3,520,433            $3,304,760
                                                                   ==========            ==========            ==========

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                            1997               1996               1997              1996
                                                                   (in thousands, except for per share data)
Interest Income
  Interest and fees on loans                                  $ 62,960         $ 53,984           $122,170           $106,896
  Interest on securities:
   Taxable                                                       8,705            8,163             17,332             15,494
   Tax-exempt                                                    2,985            3,239              6,104              6,497
  Other interest income                                            140              291                537              1,561
     Total interest income                                      74,790           65,677            146,143            130,448

Interest Expense
  Interest on deposits                                          32,245           29,213             64,242             59,039
  Interest on short-term borrowings                              3,321            1,721              5,484              3,175
  Interest on long-term debt                                       518              122              1,017                255

     Total interest expense                                     36,084           31,056             70,743             62,469


Net Interest Income                                             38,706           34,621             75,400             67,979
  Provision for loan losses                                      4,449            2,317              7,937              4,689

    Net interest income after provision for loan losses         34,257           32,304             67,463             63,290

Non-Interest Income
  Service charges on deposits                                    3,877            3,562              7,447              6,816
  Trust income                                                   2,302            1,996              4,576              4,016
  Other operating income                                         4,851            3,275              9,532              6,608
  Securities gains (losses)                                         --             (100)               121                (84)

     Total non-interest income                                  11,030            8,733             21,676             17,356

Non-Interest Expense
  Salaries and employee benefits                                16,067           14,524             31,409             29,182
  Occupancy                                                      1,778            1,772              3,679              3,613
  Equipment                                                      1,915            1,737              3,755              3,401
  Other operating                                                9,921            8,878             19,763             17,248

     Total non-interest expense                                 29,681           26,911             58,606             53,444


Income Before Income Taxes                                      15,606           14,126             30,533             27,202
  Income taxes                                                   4,549            3,925              8,747              7,422

Net Income                                                  $   11,057           $ 10,201         $   21,786              $ 19,780

Net income per share                                              $.39             $.36               $.77               $.70
Cash dividends declared per share                                  .18              .15                .35                .29

Average shares outstanding (in thousands)                       28,313           28,164             28,270             28,124

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                              Six months ended June 30,
                                                                                          1997                       1996
Cash Flows From Operating Activities
  Net income                                                                             $  21,786               $  19,780
                                                                                          --------                --------
  Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                                                                7,937                   4,689
    Origination of loans for sale in secondary market                                      (94,484)               (125,472)
    Proceeds from sale of loans                                                             95,078                 126,144
    Gain on sale of loans                                                                     (594)                   (672)
    Origination of mortgage servicing rights                                                  (774)                     --
    Realized securities (gains) losses                                                        (121)                     84
    Provision for depreciation, amortization and accretion                                   4,048                   1,236
    Deferred income taxes                                                                     (435)                   (737)
    Increase in interest receivable                                                           (643)                   (193)
    Increase (decrease) in interest payable                                                    572                    (847)
    Other - net                                                                              1,111                    (539)
                                                                                          --------                --------
      Total adjustments                                                                     11,695                   3,693
                                                                                           -------                 -------
       Net cash provided by operating activities                                            33,481                  23,473
                                                                                           -------                 -------
Cash Flows From Investing Activities
Net (increase) decrease in interest bearing deposits with banks                               (450)                  4,051
Purchase of securities available-for-sale                                                  (92,998)               (189,209)
Proceeds from sales of securities available-for-sale                                        33,681                  27,906
Proceeds from maturities and prepayments of securities available-for-sale                   32,208                  68,137
Purchase of securities held-to-maturity                                                     (1,783)                 (6,959)
Proceeds from maturities and prepayments of securities
  held-to-maturity                                                                          50,247                  43,984
Net increase in loans                                                                     (197,743)               (130,677)
Purchase of premises and equipment and other assets                                         (4,570)                 (6,139)
                                                                                          --------                --------
    Net cash used in investing activities                                                 (181,408)               (188,906)
                                                                                           -------                 -------
Cash Flows From Financing Activities
Net increase in non-interest bearing demand, savings and NOW deposit accounts               19,212                  43,262
Net increase (decrease) in time deposits                                                     9,187                 (17,065)
Net increase in short-term borrowings                                                      109,048                  34,211
Repayment of long-term debt                                                                     --                    (964)
Cash dividends and fractional shares                                                        (9,528)                 (7,696)
Proceeds from sales of stock                                                                 3,665                   2,928
Common stock repurchased                                                                        --                  (6,119)
                                                                                       -----------
    Net cash provided by financing activities                                              131,584                  48,557
                                                                                           -------                 -------
Decrease in Cash and Cash Equivalents                                                      (16,343)               (116,876)
Cash and Cash Equivalents, beginning of period                                             168,675                 245,268
                                                                                           -------                 -------
Cash and Cash Equivalents, end of period                                                  $152,332                $128,392
                                                                                           =======                 =======

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

1. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, June 30, 1996 and December 31, 1996 and consolidated results of operations for the three months and six months ended June 30, 1997 and 1996.

2. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Registrant's Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company's results of operations for the three months and six months ended June 30, 1997 and 1996, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

On May 5, 1997, the Company and Huntington Bancshares Incorporated, a Maryland corporation and a registered bank holding company ("Huntington"), entered into an Agreement and Plan of Merger and a Supplemental Agreement (collectively, the "Merger"). A special meeting is scheduled for September 9, 1997 at which the Company's shareholders will vote on the proposed Merger. If the Merger is approved, each outstanding share of the Company's common stock will be converted into 1.155 shares of Huntington common stock. The Merger is conditioned upon, among other things, approval by a two-thirds majority vote of the shareholders of both Huntington and the Company, and receipt of certain regulatory approvals.

Net income of  $11,057,000  for the three months  ended June 30, 1997  increased
8.4% from the $10,201,000 earned during the three months ended June 30, 1996. Earnings per share for the second quarter 1997 were $.39 versus $.36 for the same period in 1996. The increase in earnings is primarily attributable to improvements in net interest income and non-interest income. Offsetting this, in part, was an increase in non-interest expense and increased provision for loan losses. These changes are addressed in the analyses that follow.

Net Interest Income                                    Second Quarter                      Year-to-date
(in thousands)                                    1997             1996                 1997          1996
                                                --------       --------               --------      --------
Interest income                                 $ 74,790       $ 65,677               $146,143      $130,448
Interest expense                                  36,084         31,056                 70,743        62,469
                                                 -------        -------               --------      --------
Net interest income                             $ 38,706       $ 34,621               $ 75,400      $ 67,979
                                                 =======        =======                =======       =======

The Company's second quarter 1997 net interest income of $38,706,000 increased by $4,085,000 (11.8%) when compared with the same period of 1996. As shown in the following table, in the second quarter of 1997 the rate on interest earning assets at 9.02% increased 17 basis points from the year-ago period, while the rate for interest bearing liabilities increased 19 basis points from 4.71 to 4.90. These changes resulted in a decrease of 2 basis points in the interest spread for the comparative second quarter. Year-to-date, the Company's net interest spread declined by only 1 basis point, while its net interest margin decreased from 4.71% to 4.70%. The following table shows a comparison of average volumes, effective yields earned, and rates paid during the comparable periods.

                                     TABLE 1
                  INTEREST EARNING ASSETS AND INTEREST BEARING
                         LIABILITIES BY MAJOR CATEGORIES
                             June 30, 1997 and 1996

                                               -----------------------Second Quarter Averages----------------------

                                                             Volumes In Thousands                    Yield Earned/
                                                                  of Dollars                           Rate Paid

                                                           1997                1996              1997               1996
                                                           ----                ----              ----               ----
Interest Earning Assets
 Loans                                               $2,647,250          $2,296,308              9.56%              9.47%
 Securities:
  Taxable                                               545,710             531,790              6.35               6.11
  Tax-exempt                                            191,343             205,869              9.30               9.39
 Short-term investments                                  10,504              21,075              5.35               6.11
                                                    -----------         -----------
   Total interest earning assets                      3,394,807           3,055,042              9.02               8.85
                                                      ---------           ---------
Interest Bearing Liabilities
 Savings deposits                                     1,026,956             930,453              3.26               2.84
 Time deposits                                        1,648,251           1,555,454              5.81               5.86
 Short-term borrowings                                  246,505             158,837              5.40               4.35
 Long-term debt                                          29,537               4,959              7.01               9.87
                                                    -----------         -----------
   Total interest bearing liabilities                 2,951,249           2,649,703              4.90               4.71
                                                      ---------           ---------
Interest spread                                     $   443,558         $   405,339              4.12%              4.14%
                                                     ==========          ==========              ====               ====
Net interest income margin                                                                       4.75%              4.77%
                                                                                                 ====               ====

                                              --------------------------Year-to-date Averages-----------------------

                                                             Volumes In Thousands                       Yield Earned/
                                                                   of Dollars                             Rate Paid
                                                           1997                1996              1997               1996
                                                           ----                ----              ----               ----
Interest Earning Assets
 Loans                                               $2,595,951          $2,266,706              9.50%              9.50%
 Securities:
  Taxable                                               546,144             508,279              6.32               6.07
  Tax-exempt                                            196,413             206,341              9.29               9.38
 Short-term investments                                  20,677              57,276              5.24               5.48
                                                    -----------         -----------
   Total interest earning assets                      3,359,185           3,038,602              8.94               8.84
                                                      ---------           ---------
Interest Bearing Liabilities
 Savings deposits                                     1,016,514             917,190              3.20               2.84
 Time deposits                                        1,671,155           1,570,401              5.80               5.90
 Short-term borrowings                                  210,002             148,417              5.24               4.29
 Long-term debt                                          29,537               5,212              6.89               9.80
                                                    -----------         -----------
   Total interest bearing liabilities                 2,927,208           2,641,220              4.87               4.76
                                                      ---------           ---------
Interest spread                                     $   431,977         $   397,382              4.07%              4.08%
                                                     ==========          ==========              ====               ====
Net interest income margin                                                                       4.70%              4.71%
                                                                                                 ====               ====

Average yields in the above table have been adjusted to a tax-equivalent basis, and are computed using amortized cost for the securities portfolio. Non-accruing loans are not significant for the periods presented and are included in the average loan volumes above.

Interest Earning Assets/Interest Income
Interest income for the second quarter of 1997 increased $9,113,000 (13.9%) from the second quarter of 1996. This is due to an 11.1% increase in average volume of earning assets during the second quarter 1997 versus 1996 and the 17 basis point improvement in the average yield on earning assets from the year-ago quarter as indicated in the previous table. All of the increase in the volume of average earning assets is due to the growth in the loan portfolios. Average quarterly volumes in the loan portfolios increased 15.3% from those of the second quarter 1996. While average mortgage volume remained constant, commercial and installment loans showed strong average volume percentage increases of 28.4% and 12.4% respectively versus the prior year period averages. Rates increased in each loan category resulting in the 9 basis point loan yield improvement and, with the volume growth confined to loans, drove the overall asset yield up the 17 basis points.

With the above increasing loan demand, the average volume of investment securities remained relatively unchanged from quarter to quarter. Increases in the overall taxable portfolio yield between the periods reflect the generally rising market of investment security yields during the last year as maturing securities were generally reinvested at slightly higher rates.

For the six months period the overall average yield on the loan portfolios was unchanged at 9.50%. The ten basis point improvement in the total earning asset yield through June 30, 1997 is due to an increasing proportion of earning assets represented by higher yielding loans.

Interest Bearing Liabilities/Interest Expense
The average volume of interest bearing liabilities increased by $301,546,000 when compared to the second quarter 1996. The dollar volume increase was fairly evenly distributed between savings deposits, time deposits and short-term borrowed funds, as the total of all categories increased 11.4%. The average savings deposit and short-term borrowing volume increases, 10.4% and 55.2%, respectively, coupled with the higher rates paid on these categories are primarily responsible for the higher overall rate of costing funds. As part of short-term borrowings, Federal Home Loan Bank advances have been a source of increased funding for the Company. The impact of the above combined volume and rate increases was mitigated somewhat by the decline in time deposit rates, particularly in the twelve month and longer categories. Time deposits in total increased by only 6.0%. The average rate on long term debt reflects a decrease with the August 1996 conversion of a stand-by loan to a term loan bearing interest at seven-tenths of a percent over the daily federal funds rate. The overall rate on quarterly average interest bearing liabilities increased 19 basis points to 4.90% in this quarter from the second quarter 1996 average rate of 4.71%.

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

Deposit gathering is a principal source of funds for the Company. Development of consumer deposits is achieved by paying competitive rates and by maintaining an active marketing program. Larger certificates of deposit, issued to public authorities and the private sector, also provide an important source of funds for the Company. These certificates of deposit are purchased primarily from within the Company's market areas and are considered a reliable source of funds. The Company also purchases brokered certificates of deposit (CDs) from time to time for varying periods of up to three years. Such purchases, when they occur, are made within established Company guidelines. Current balances amount to less than $17,000,000.

Another principal source of funds derives from routine payments on loans and the maturities of loans and securities. Externally, the Company has the ability to enter the federal funds market as a purchaser to meet daily liquidity needs. In addition, the Company has the ability to enter into funding arrangements with other financial institutions.

Allowance for Loan Losses                                 Second Quarter                      Year-to-Date
(in thousands)                                           1997             1996               1997       1996
                                                       -------          -------            -------     -------
Balance, at beginning of period                       $32,884           $29,253           $31,720       $28,031
Provision for loan losses                               4,449             2,317             7,937         4,689
Loans charged-off                                      (2,662)           (1,748)           (5,427)       (3,755)
Recoveries of loans previously charged-off                507               361               948         1,218
                                                     --------            -------          -------        ------
Balance, at end of period                             $35,178           $30,183           $35,178       $30,183
                                                       ======            ======            ======        ======

The provision for loan losses increased $2,132,000 for the second quarter versus the 1996 period. The increased provision in the second quarter 1997 versus 1996 is necessitated by both the growth in the ending loan portfolio balance as well as the net charge-off experience between the respective quarters. Loan balances have increased by 14.8% from June 30, 1996 to June 30, 1997.

In assessing the adequacy of the loan loss allowance, management considers many factors, including changes in the type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions and other factors that might be pertinent. The amount actually provided in any period may be more or less than actual net loan charge-offs for that period. The allowance for loan losses as a percent of loans at June 30, 1997 is 1.31%, up 4 basis points from the 1.27% ratio at December 31, 1996.

Net charge-offs in the second quarter 1997 increased by $768,000 compared to the second quarter 1996. The amount charged-off, while higher than the comparable prior year quarter, has stabilized or decreased when compared to the most recent two quarters. Net charge-offs as a percent of average loans outstanding during the quarter were .33% for the second quarter of 1997 and .24% in the comparable 1996 period. This ratio is within the range of management's expectations and is considered a reflection of the Company's prudent lending practices. Non-accrual, past due 90 day and renegotiated loans, along with other real estate, in total were .56% and .63% of total loans outstanding at June 30, 1997 and June 30, 1996, respectively. The Company compares favorably with the banking industry nationwide in these credit ratios.

Following are the balances constituting the nonperforming assets and loans 90 days past due and still accruing as of the end of the respective periods.

                                                               June 30,
                                                         1997          1996
                                                             (in thousands)
Non-accrual loans                                        $7,560        $6,841
Renegotiated loans                                        1,243         1,168
Other real estate owned                                     565         1,493
                                                         ------         -----
   Total nonperforming assets                            $9,368        $9,502
                                                          =====         =====

Loans 90 days past due                                   $5,782        $5,235
                                                          =====         =====

Non-interest Income                                         Second Quarter                     Year-to-date
(in thousands)                                           1997           1996               1997            1996
                                                        -------       -------            -------           -----
  Total                                                 $11,030        $8,733             $21,676          $17,356
                                                         ======         =====              ======           ======

Non-interest income, which includes service charges on deposit accounts, loan fees, trust and investment management fees, other operating income and securities transactions, increased $2,297,000 (26.3%) during the three months ended June 30, 1997 compared to the same period in 1996. Increases were seen in most major categories of non-interest income. The largest of these increases included investment products revenues of $505,000, other loan and letter of credit fees of $397,000, service charges on deposits of $315,000, trust and investment management fees of $306,000 and title insurance revenues of $219,000. These improvements can be attributed to factors that include the Company's emphasis on expanding existing and new customer relationships by offering a variety of investment alternatives, standardization of service charge fee schedules and procedures beginning in 1996, and the growth in employee benefit and personal trust balances under management. Smaller improvements in other categories offset by a decline in mortgage banking income of $589,000, due to lower gains on loan sales, resulted in the net overall $1,576,000 increase in other operating income.

Non-interest Expense                             Second Quarter                        Year-to-date
(in thousands)                                1997           1996                  1997            1996
                                             -------       -------               -------          ------
  Total                                      $29,681       $26,911              $58,606          $53,444
                                              ======        ======               ======           ======

Non-interest expense increased $2,770,000 (10.3%) when comparing the second quarter of 1997 with 1996. Of the total non-interest expense increase, salaries and benefits, up by 10.6%, constituted the majority. Full time staffing has increased with growth in the volume of lending and deposit gathering activities. Other factors included increases in performance based and incentive compensation with the increased emphasis on sales of alternative investment products, as well as the annual merit increases which approximated 4.5% from 1996 compensation levels. Reduction in the cost of employee insurance and miscellaneous benefits virtually offset the increase in payroll tax cost associated with the higher compensation expense.

Other operating expense increases occurred in advertising and promotion, software support, loan processing, and printing and supplies due, primarily, to the advancement of the Company's retail strategies.

Equipment  expense  increases,  primarily  in  depreciation,   result  from  the
investment in data processing systems associated with the Company's enhanced retail delivery efforts.

Income Tax Expense                               Second Quarter                    Year-to-date
(in thousands)                                 1997          1996                1997          1996
                                              ------        ------              ------        ------
  Total                                       $4,549        $3,925              $8,747        $7,422
                                               =====         =====               =====         =====

Fluctuations in income tax expense result primarily from changes in the level of profitability and variations in the amount of tax-exempt income. The 10.5% increase in pre-tax income and the decline in tax-exempt income of approximately $223,000 account for the increased income tax expense between the two quarters.

Capital
Following is a statement of changes in shareholders' equity, restated for the acquisition of Arcadia on a pooling of interests basis, for the six month period ended June 30, 1997 (in thousands):

  Shareholders' Equity at December 31, 1996                                                   $274,144
  Net income                                                                                    21,786
  Shares issued upon exercise of employee stock option plans                                       824
  Shares issued under dividend reinvestment and employee and director
     stock purchase plans                                                                        2,841
  Dividends to shareholders                                                                     (9,799)
  Change in securities valuation, net of tax                                                      (125)
                                                                                             ---------
  Shareholders' Equity at June 30, 1997                                                       $289,671
                                                                                               =======

The Company issued a 5% stock dividend on May 31, 1997 to shareholders of record April 30, 1997. Accordingly, the balances that constitute shareholders' equity as reflected in the June 30, 1997 balance sheet, have been reclassified at market value to reflect the additional common shares issued, an increase to surplus and an offsetting reduction to retained earnings.

Shareholder's equity is the Company's principal capital base and it is important that it increase along with the growth in total assets in order for adequate capital ratios to be maintained. The ratio of equity to total assets at June 30, 1997 was 7.9%, up slightly from 7.8% at December 31, 1996.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at June 30, 1997 is 9.59%, and the total risk-based capital ratio is 10.88%. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

These same capital ratios are applied at the subsidiary bank level by the Federal Deposit Insurance Corporation under which a well-capitalized bank is defined as one with at least a 10% risk-based capital level. All Company subsidiary banks met this definition at June 30, 1997 and December 31, 1996.

The capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at June 30, 1997 is 7.80%. The minimum standard leverage ratio is 3%, and virtually all financial institutions subject to these requirements are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

In addition to shareholders' equity, the Company had long-term debt of $29,537,000 at June 30, 1997 and at December 31, 1996.

New Accounting Pronouncements
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards previously found in APB Opinion 15, "Earnings Per Share," which has been superseded. It replaces the presentation of "primary" and "fully diluted" EPS with a presentation of "basic" and "diluted" EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. SFAS No. 128 is effective for the Company for both interim and annual periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. Earlier application is not permitted. Had SFAS No. 128 been required to be implemented for the periods presented, the effect on EPS would have been insignificant.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The Registrant's annual meeting of shareholders was held on April 15, 1997. The shareholders voted on the election of directors and on two proposals 1) to approve the First Michigan Bank Corporation Stock Compensation Plan, and 2) to approve the First Michigan Bank Corporation 1997 Directors' Stock Option Plan.

Following are the directors elected for terms as indicated and the results of ballots cast for each.

                                                                                 Shares voted
                                 Term          Shares voted "For"           "Withhold Authority"
Doyle A. Hayes                 3 years           21,589,203                         161,289
Donald W. Maine                3 years           21,558,009                         192,483
Jack H. Miller                 3 years           21,587,804                         162,688
David M. Ondersma              3 years           21,604,270                         146,222
Ronald J. Bieke                3 years           21,512,139                         238,353

The following directors continue in office: Roger A. Andersen, James H. Bloem, David M. Cassard, Robert J. Kapenga, Meriam B. Leeke, John W. Spoelhof and Stephen A. Stream.

Following are the results of shares voted on the proposal to approve the First Michigan Bank Corporation Stock Compensation Plan.

Shares voted for                16,438,369
Shares voted against             1,848,811
Shares abstaining                  600,869

Following are the results of the shares voted on the proposal to approve the First Michigan Bank Corporation 1997 Directors' Stock Option Plan.

Shares voted for                15,938,633
Shares voted against             2,761,020
Shares abstaining                  746,307


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
       See exhibit index on page 16.

(b)  Reports on Form 8-K
       Report on Form 8-K was filed on May 9, 1997 pursuant to the Company's definitive agreement to merge with Huntington Bancshares, Incorporated dated May 5, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.




                                        FIRST MICHIGAN BANK CORPORATION


                                        /s/ Larry D. Fredricks
                                        Larry D. Fredricks
                                        (Executive Vice President and Chief
                                             Financial Officer)



                                        /s/ William F. Anderson
                                        William F. Anderson
                                        (Vice President and Controller)




DATE:   August 13, 1997

                                  EXHIBIT INDEX



The following exhibits are filed herewith.



  Exhibits                                                                 Page


   (11)       Computation of Earnings Per Share                              17

   (27)       Financial Data Schedule                                        18

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

                                                                       Three Months                Six months
                                                                       ended June 30,            ended June 30,
                                                                      1997        1996         1997          1996
                                                                          (in thousands, except per share amounts)
Average shares outstanding                                           27,793.1    27,710.6     27,740.5      27,691.6

Net effect of the assumed exercise of
  stock options (based on the treasury stock
  method using higher of either ending or average)                      519.9       453.1        529.9         432.0
                                                                   ----------  ----------    ---------     ---------
     Total shares                                                    28,313.0    28,163.7     28,270.4      28,123.6
                                                                     ========    ========     ========      ========
  Net income                                                         $ 11,057    $ 10,201     $ 21,786     $  19,780
                                                                     ========    ========     ========     =========
  Per share amount                                                     $  .39      $  .36       $  .77        $  .70
                                                                       ======      ======       ======        ======